Form 10-Q
period 1997-03-31
RSL COMMUNICATIONS LTD
filed 1997-06-06
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


                        Commission file number 333-25749


                            RSL COMMUNICATIONS, LTD.
                            ------------------------
           (Exact name of the registrant as specified in its charter)

           Bermuda                                           N/A
           -------                                           ---
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    identification No.)

                                 Clarendon House
                                  Church Street
                             Hamilton HM CX Bermuda
                             ----------------------
                    (Address of principal executive offices)

                                 (441) 295-2832
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [_]  No [X]

As at May 30, 1997, approximately 9,243,866 of the preferred shares, par value $0.01 per share, 665,340 of the Class A common stock, par value $0.01 per share, 4,807,711 of the Class B common stock, par value $0.01 per share and none of the Class C common stock, par value $0.01 per share, of the registrant were outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents


                                                                            Page
                                                                            ----

Background.....................................................................1

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements..............................................2

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings................................................11

    Item 2.  Change in Securities.............................................11

    Item 6.  Exhibits and Reports on Form 8-K.................................11

Signatures....................................................................12

Exhibit Index.................................................................13

1. Background

         On October 3, 1996, RSL Communications, Ltd. ("RSL") and RSL Communications PLC (the "Note Issuer") completed the private offering (the "Private Offering") of 300,000 units, each unit consisting of one 12 1/4% Senior Note due 2006 of the Note Issuer (the "Original Notes") and one warrant to purchase 1.815 Class A common shares of RSL, for an aggregate purchase price of $300,000,000.

         In connection with the Private Offering, RSL and the Note Issuer entered into a Notes Registration Rights Agreement with the placement agents in the Private Offering, pursuant to which RSL and the Note Issuer agreed, among other things, to exchange the Original Notes for registered Notes (the "Exchange Notes" and, together with the Original Notes, the "Notes"), with substantially identical terms, on or prior to June 1, 1997. On April 24, 1997, a joint Registration Statement on Form S-4 of RSL and the Note Issuer (the "Registration Statement"), pursuant to which the Note Issuer offered to exchange the Exchange Notes for the Original Notes (the "Exchange Offer") was declared effective by the Securities and Exchange Commission (the "Commission"). The Exchange Offer was consummated on May 22, 1997. As a result of the effectiveness of the Registration Statement, RSL and the Note Issuer are required to comply with the periodic reporting requirements under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This report has been filed with the Commission by RSL pursuant to Rule 13a-13 promulgated under the Exchange Act. The indenture governing the Notes (the "Indenture") requires that this Report be delivered to the holders of the Notes.

         The Note Issuer is a 100% wholly owned subsidiary of RSL. The Note Issuer, through its subsidiaries, operates the Company's United States and European operations. The Notes are fully and unconditionally guaranteed by RSL.

         RSL and its direct and indirect subsidiaries, including, without limitation, the Note Issuer, are referred to in this Report collectively as the "Company." In this Report, references to "dollars" and "$" are to United States dollars.

Forward-Looking Statements

         Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties (including changing market conditions, competitive and regulatory matters (such as timing and extent of deregulation of telecommunications market, the size and financial resources of competitors, etc.), general economic conditions in the markets in which the Company operates, etc.) and, accordingly, there can be no assurance with regard to such statements.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         As of         As of
                                                        March 31,   December 31,
                                                          1997         1996
                                                          ----         ----
                                                      (unaudited)

Assets

Cash and Cash Equivalents                               $ 101,911     $ 104,068
Accounts Receivable, Net                                   30,447        26,479
Marketable Securities - Available for Sale                 51,730        67,828
Prepaid Expenses and Other Current Assets                   5,481         3,969
Marketable Securities - Held to Maturity                  105,950       104,370
Property and Equipment                                     39,951        35,851
Less: Accumulated Depreciation                             (5,279)       (3,513)
Goodwill and Other Intangibles, Net                        87,277        87,605
Deposits and Other Assets                                   1,049         1,312
                                                        ---------     ---------

     Total Assets                                       $ 418,517     $ 427,969
                                                        =========     =========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities                  $  79,135     $  70,877
Short-term Debt                                             5,706         6,538
Long-term Debt                                             18,490        18,425
Senior Notes, 12 1/4% Due 2006, Net                       296,200       296,000
Other Liabilities - Noncurrent                             15,379        15,286
Shareholders' Equity                                        3,607        20,843
                                                        ---------     ---------

     Total Liabilities and Shareholders' Equity         $ 418,517     $ 427,969
                                                        =========     =========

            See notes to condensed consolidated financial statements

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (in thousands)

                                                           Three Months Ended
                                                         March 31,     March 31,
                                                           1997          1996
                                                           ----          ----

REVENUES .............................................    $ 42,168     $ 15,864
COST OF SERVICES .....................................      36,969       14,684
                                                          --------     --------

GROSS PROFIT .........................................       5,199        1,180
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........      13,812        4,858

DEPRECIATION AND AMORTIZATION ........................       4,263          872
                                                          --------     --------
LOSS FROM OPERATIONS .................................     (12,876)      (4,550)
INTEREST INCOME ......................................       3,792           58
INTEREST EXPENSE .....................................      (9,431)        (298)
OTHER EXPENSE ........................................        (255)        --
MINORITY INTEREST ....................................        (119)        --
INCOME TAXES .........................................        (258)        --
                                                          --------     --------
NET LOSS .............................................    $(19,147)    $ (4,790)
                                                          ========     ========


LOSS PER SHARE OF CLASS B COMMON STOCK ...............    $  (3.98)    $  (1.64)
WEIGHTED AVERAGE NUMBER OF SHARES OF CLASS
 B COMMON STOCK OUTSTANDING ..........................       4,808        2,928

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                          (in thousands)
                                                      1997                1996
                                                      ----                ----

Net loss .......................................... $(19,147)          $ (4,790)
Depreciation and amortization .....................    4,263                872
Working capital change and other ..................    2,026             (2,876)
                                                    --------           --------
     Net cash used in operations ..................  (12,858)            (6,794)
                                                    --------           --------

Acquisitions of subsidiaries ......................   (1,402)              --
Purchase of property and equipment ................   (2,936)            (2,937)
Proceeds from marketable securities ...............   16,099               --
                                                    --------           --------
     Net cash provided by (used in) investing .....   11,761             (2,937)
                                                    --------           --------

Proceeds from notes payable .......................     --                6,875
Payment of notes payable ..........................     (156)              --
Other .............................................     (208)              (217)
                                                    --------           --------
     Net cash (used in) provided by financing .....     (364)             6,658
                                                    --------           --------

Decrease in cash and cash equivalents .............   (1,461)            (3,073)
Effects of foreign currency on cash and cash
equivalents .......................................     (696)              --
Cash and cash equivalents at December 31 ..........  104,068              5,163
                                                    --------           --------

Cash and cash equivalents at March 31 ............. $101,911           $  2,090
                                                    ========           ========

            See notes to condensed consolidated financial statements

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by RSL Communications, Ltd. ("RSL") and RSL Communications PLC ("RSL PLC" and, together with RSL and their direct and indirect subsidiaries, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. The data contained in these financial statements are unaudited and should be read in conjunction with the Company's consolidated financial statements and the notes thereto and other data included in the joint Registration Statement of RSL and RSL PLC on Form S-4 filed with the Securities and Exchange Commission on April 24, 1997 (Registration No. 333-25749).

2.  EFFECTS OF RECENT ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 becomes effective for financial statements issued for periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not significantly effect the Company's reporting.

3. SUMMARIZED FINANCIAL INFORMATION

The following presents summarized financial information of RSL PLC* as of December 31, 1996. RSL PLC is a 100% wholly owned subsidiary of the Company. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL's financial statements are, except for RSL's capitalization, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                                               As of                As of
                                          December 31, 1996     March 31, 1997
                                          ($ in thousands)     ($ in thousands)
                                          ------------------- ------------------

Current Assets .............................  $201,734             $188,830
Non-current Assets .........................  $225,131             $228,282
Current Liabilities ........................  $ 74,949             $ 84,086
Non-current Liabilities ....................  $394,556             $391,751


                                             Year ended          Three Months
                                            December 31,         ended March 31,
                                                1996                 1997
                                          ($ in thousands)     ($ in thousands)
                                          ------------------- ------------------

Net Revenue .........................         $ 113,257            $ 42,168
Gross Profit ........................         $  14,796            $  5,199
Net Loss ............................         $ (34,309)           $(17,224)

* Company incorporated in July 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Company is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services, including long distance calling to over 200 countries, calling card, private line and value-added services. The Company focuses on providing international long distance voice service to small and medium-sized businesses in strategic markets. The Company currently has operations in the United States, the United Kingdom, France, Germany, Sweden, Finland, the Netherlands, Denmark and Australia. The Company is expanding its operations and network into additional strategic markets which account for a significant portion of the remaining international traffic.

Results Of Operations

      The Company has significant revenues, costs, assets and liabilities that are, for the most part, denominated in local currencies. Therefore, results of operations, as stated in local currencies, and the Company's business practices and plans with respect to a particular country, are not significantly affected by exchange rate fluctuations. However, such results of operations as reported in U.S. dollars may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business in relation to the U.S. dollar. Results of operations of the Company's subsidiaries are translated into U.S. dollars on the basis of average exchange rates throughout the period. Assets and liabilities are translated into U.S. dollars on the basis of rates of exchange as of the balance sheet dates. The Company has monitored in the past, and will continue to closely monitor, its currency exposure.

Results Of Operations For The Three Months Ended March 31, 1997 Compared To The Three Months Ended March 31, 1996

      Revenues. Revenues increased to $42.2 million for the three months ended March 31, 1997 compared to $15.9 million for the three months ended March 31, 1996, an increase of 165%. This increase is due primarily to an increase in the Company's U.S. revenues from $15.3 million for the three months ended March 31, 1996 to $26.6 million for the same period this year and the Company's European revenues, which increased from $600,000 for the three months ended March 31, 1996 to $15.7 million for the same period this year. The Company generated revenues in the United States and in six European countries during the first quarter of 1997 but had revenue producing operations in only the United States and Germany in the first quarter of 1996. The increase in U.S. revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer base. Revenues from the Company's European operations increased as a result of the generation of revenues by its start-up operations in the United Kingdom, Sweden and Finland and the operations it acquired in Germany, France and the Netherlands.

      Cost of Services. Cost of services increased to $37.0 million for the three months ended March 31, 1997 from $14.7 million for the three months ended March 31, 1996, an increase of 152%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 87.7% for the three months ended March 31, 1997 from 92.6% for the three months ended March 31, 1996. The decrease in cost of services as a percentage of revenues is primarily attributable to the Company's growing European revenues (as a percentage of the Company's total revenues), which generated greater gross margins (19.5% in the first quarter of 1997) than the Company's U.S. operations (8.1% in the first quarter of 1997) and, to a lesser extent, to a decrease in overflow traffic. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins increased to 12.3% for the three months ended March 31, 1997 from 7.4% for the three months ended March 31, 1996. Gross margins in the United States were comparable for the first quarters of 1997 and 1996, while gross margins in the Company's European operations increased to 19.5% for the first quarter of 1997 from 5% for the first quarter of 1996.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended March 31, 1997 increased by $8.9 million, or 182%, to $13.8 million from $4.9 million for the three months ended March 31, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 18.5% for three months ended March 31, 1997 from 21.4% in the comparable period last year. The Company's European operations generated $7.5 million or 54.1% of the Company's consolidated SG&A, although such operations accounted for 37.0% of the Company's total revenues. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 389% to $4.3 million for the three months ended March 31, 1997 from $872,000 for the three months ended March 31, 1996, an increase of $3.4 million. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $3.8 million for the three months ended March 31, 1997 from $58,000 for the three months ended March 31, 1996, primarily as a result of interest earned on the remaining net proceeds of the Private Offering.

      Interest Expense. Interest expense increased to $9.4 million for the three months ended March 31, 1997 from $298,000 for the three months ended March 31, 1996, an increase of approximately $9.1 million, as a result of interest related to the Notes.

      Net Loss. Net loss increased to $19.1 million for the three months ended March 31, 1997, as compared to net loss of $4.8 million for the three months ended March 31, 1996 due to the factors described above.

Liquidity and Capital Resources

         The Company has incurred significant operating and net losses, due in large part to the start-up and development of the Company's local operations and the development of the Company's European network infrastructure. The Company expects that such losses will increase as the Company implements its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through capital contributions, borrowings and a portion of the net proceeds of the Private Offering.

         Cash used in operating activities for the first quarter of 1997 totaled $12.9 million compared with $6.8 million for the same period in 1996. Capital expenditures for the first quarter of each of 1997 and 1996 were $2.9 million. Funds expended for acquisitions during the first quarter of 1997 were $1.4 million. No funds were expended for acquisitions in the first quarter of 1996.

         In connection with the issuance of the Notes, the Company was required to purchase marketable securities, which are held by the trustee under the Indenture, in order to secure the payment of the first six scheduled interest payments on the Notes. The market value of such restricted marketable securities was approximately $106.0 at March 31, 1997. On May 15, 1997, the Company made its first required semi-annual interest payment in the amount of approximately $22.7 million. The funds required for the interest payment were released from the restricted securities portfolio.

         The Company's indebtedness was approximately $311.7 million at March 31, 1997, of which $306.0 million represents long-term debt and $5.7 million represents short-term debt. Management believes that no significant restrictions on future earnings or liquidity exists and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company continually monitors its level of indebtedness.

         One of the Company's primary equipment vendors has provided to the Company $50.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At March 31, 1997, approximately $39.0 million was available under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

         The Company's 1997-1998 planned network facilities expansion is comprised primarily of both international gateway and domestic switches and is projected to require approximately $25 million of the currently available $39 million under the Company's vendor financing facility.

         The Company is currently contractually committed to the purchase of three international gateway and two domestic switches. This commitment amounts to approximately $8.0 million, all of which is being financed under the Company's vendor financing facility.

         The Company anticipates that it will enter 11 new markets over the next two years. The costs to be incurred in the first year in order to capitalize such operations are projected to range from $500,000 to $1.5 million per market, exclusive of costs related to the acquisition of switching and network equipment which is expected to be vendor financed, and any losses incurred.

         The Company has a $15.0 million revolving credit facility with a bank (the "Revolving Credit Facility"). The Company also has a $35.0 million subordinated shareholder standby facility (the "Shareholder Standby Facility") pursuant to which the Company's Chairman has agreed to provide (or arrange for a bank to provide) RSL with up to $35.0 million of subordinated debt. The Company was not utilizing either of these facilities at March 31, 1997 and the full amount of each of these facilities was available. The Company's Chairman has provided a guarantee in connection with the Company's borrowings under the Revolving Credit Facility.

         One of the Company's subsidiaries, Cyberlink, Inc., has a $5.0 million line of credit to finance its accounts receivable, and an additional $2.0 million line of credit from the same lender to finance its capital expenditures. Both lines of credit were available at March 31, 1997. The interest rate applicable to such commitments is 2.25% and 2.5% over the lender's prime rate, respectively.

         Management believes that the remaining net proceeds of the Notes, together with available borrowings under the Revolving Credit Facility and the Shareholder Standby Facility, vendor financing and short-term lines of credit and overdraft facilities from local banks, are expected to fund the Company's planned expansion of its existing operations and fund operating losses for 18 to 24 months. However, the Company is continuously reviewing and considering acquisition opportunities. The Company intends to pursue acquisitions which it believes will expand or enhance its current operations. Accordingly, such acquisitions and investments, if consummated, may require a material portion of the Company's financial resources and may accelerate the need for raising additional capital in the future.

Seasonality

      The Company's European operations experience seasonality during July and August, December and January, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

      The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that the Company believes could reasonably be expected to have a material adverse effect on its business or results of operations.

Item 2.  Change in Securities.

      The Company has entered into an employment agreement with Roland Mallcott, the Vice President of Engineering of the Company, pursuant to which the Company granted to Mr. Mallcott the option to purchase up to an aggregate of 50,000 shares of the Company's Class A common stock at an exercise price of $0.01 per share. Such option vests 1/3 on each of the first, second and third anniversaries of the date of grant.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

          4.6 Specimen 12 1/4% Senior Note due 2006 of RSL Communications PLC, dated May 22, 1997

          27.1 Financial Data Schedule


         Reports on Form 8-K:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RSL COMMUNICATIONS, LTD.




Date:  June 6, 1997         By  /s/  Mark Hirschhorn
                              ---------------------------------
                              Name:  Mark Hirschhorn
                              Title: Global Controller
                                     (Authorized Officer and
                                     Chief Accounting Officer)

                                  Exhibit Index

          4.6 Specimen 12 1/4% Senior Note due 2006 of RSL Communications PLC, dated May 22, 1997

          27.1 Financial Data Schedule