Form 10-Q
period 1997-06-30
RSL COMMUNICATIONS LTD
filed 1997-08-12
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

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

                                  Yes X   No
                                     ---     ---

As at July 31, 1997, approximately 9,243,866 of the preferred shares, par value $0.01 per share, 665,340 of the Class A common stock, par value $0.01 per share, 4,807,711 of the Class B common stock, par value $0.01 per share and none of the Class C common stock, par value $0.01 per share, of the registrant were outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----

Background...................................................................1


PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................2

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................7

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................12

    Item 2.  Change in Securities...........................................12

    Item 6.  Exhibits and Reports on Form 8-K...............................12

Signatures..................................................................13

Exhibit Index...............................................................14

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         As of          As of
                                                       June 30,     December 31,
                                                         1997           1996
                                                         -----          ----
                                                      (unaudited)

Assets

Cash and Cash Equivalents                                 $81,203       $104,068
Accounts Receivable, Net                                   45,789         26,479
Marketable Securities - Available for Sale                 50,797         67,828
Prepaid Expenses and Other Current Assets                  12,288          3,969
Marketable Securities - Held to Maturity                   84,728        104,370
Property and Equipment                                     47,999         35,851
Less: Accumulated Depreciation                            (6,833)        (3,513)
Goodwill and Other Intangibles, Net                        87,545         87,605
Deposits and Other Assets                                   1,026          1,312
                                                      ------------  ------------

     Total Assets                                        $404,542       $427,969
                                                      ============  ============



Liabilities and Shareholders' Equity (Deficiency)

Accounts Payable and Other Liabilities                    $85,639        $70,441
Short-term Debt                                             8,310          6,974
Long-term Debt                                             21,788         18,425
Senior Notes, 12 1/4% Due 2006, Net                       296,300        296,000
Other Liabilities - Noncurrent                              6,942         15,286
Shareholders' Equity (Deficiency)                        (14,437)         20,843
                                                      ------------  ------------

     Total Liabilities and Shareholders' Equity          $404,542       $427,969
                                                      ============  ============

            See notes to condensed consolidated financial statements

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except for loss per share)

                                                                    Three Months Ended            Six Months Ended

                                                                    June 30,   June 30,         June 30,    June 30,
                                                                    --------   --------         --------    --------
                                                                      1997       1996             1997        1996
                                                                      ----       ----             ----        ----

REVENUES .........................................................  $ 67,194   $ 23,900         $ 109,361   $ 39,764
COST OF SERVICES .................................................    59,663     20,973            96,631     35,657
                                                                    --------   --------         ---------   --------
GROSS PROFIT .....................................................     7,531      2,927            12,730      4,107
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .......................................................    20,458      8,798            34,271     13,656
DEPRECIATION AND AMORTIZATION ....................................     4,414      1,303             8,676      2,175
                                                                    --------   --------         ---------   --------
LOSS FROM OPERATIONS .............................................   (17,341)    (7,174)          (30,217)   (11,724)
INTEREST INCOME ..................................................     3,432         22             7,224         80
INTEREST EXPENSE .................................................    (9,430)      (337)          (18,861)      (635)
OTHER INCOME-NET .................................................     6,871         --             6,616         --
MINORITY INTEREST ................................................      (110)        --              (229)        --
INCOME TAXES .....................................................      (181)        --              (439)        --
                                                                    --------   --------         ---------   --------
NET LOSS .........................................................  $(16,759)  $ (7,489)        $ (35,906)  $(12,279)
                                                                    ========   ========         =========   ========

LOSS PER SHARE OF CLASS B COMMON STOCK ...........................    $(3.49)    $(2.56)           $(7.47)    $(4.19)
WEIGHTED AVERAGE NUMBER OF SHARES OF CLASS B COMMON STOCK
   OUTSTANDING ...................................................     4,808      2,928             4,808      2,928

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                         (in thousands)

                                                       1997        1996
                                                       ----        ----

Net loss .........................................  $ (35,906)  $(12,279)
Depreciation and amortization ....................      8,676      2,175
Working capital change and other .................    (16,588)     1,927
                                                    ---------   --------
     Net cash used in operations .................    (43,818)    (8,177)
                                                    ---------   --------

Acquisitions of subsidiaries .....................     (8,093)   (10,616)
Purchase of property and equipment ...............     (7,250)    (4,792)
Proceeds from marketable securities ..............     17,031         --
Proceeds from restricted securities ..............     22,665         --
                                                    ---------   --------
     Net cash provided by (used in) investing ....     24,353    (15,408)
                                                    ---------   --------

Proceeds from notes payable ......................         --     24,461
Payment of notes payable .........................     (1,800)        --
Other ............................................       (820)      (153)
                                                    ---------   --------
     Net cash (used in) provided by financing ....     (2,620)    24,308
                                                    ---------   --------

(Decrease)/increase in cash and cash
equivalents ......................................    (22,085)       723
Effects of foreign currency on cash and cash
  equivalents ....................................       (780)        --
Cash and cash equivalents at beginning of period .    104,068      5,163
                                                    ---------   --------

Cash and cash equivalents at end of period .......  $  81,203   $  5,886
                                                    =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION:
Cash paid for interest ...........................  $  23,089   $    634
                                                    =========   ========

            See notes to condensed consolidated financial statements

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by RSL Communications, Ltd. ("RSL") and RSL Communications PLC ("RSL PLC" and, together with RSL and their direct and indirect subsidiaries, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. The data contained in these financial statements are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other data included in the joint Registration Statement of RSL and RSL PLC on Form S-4 filed with the Securities and Exchange Commission on April 24, 1997 (Registration No. 333-25749).

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

3.    OTHER INCOME-NET

The accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1997 include the effect of a reversal of approximately $7.0 million from the Company's "other liabilities-noncurrent" in the accompanying Condensed Consolidated Balance Sheets to "other income", as a result of the Company's renegotiations of, and successful amendments to, certain transmission capacity contracts.

4.  SUMMARIZED FINANCIAL INFORMATION

The following presents summarized financial information of RSL PLC as of December 31, 1996. RSL PLC is a 100% wholly owned subsidiary of the Company incorporated on July 26, 1996. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL has not presented separate financial statements and other disclosures concerning RSL PLC because management has determined that such information is not material to holders of the Notes. RSL's financial statements are, except for RSL's capitalization, Australian operations, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                                                    As of            As of
                                                 December 31,       June 30,
                                                   1996              1997
                                              ($ in thousands)  ($ in thousands)
                                              ----------------------------------
Current Assets .............................       $201,738         $183,058
Non-current Assets .........................       $225,121         $209,347
Current Liabilities ........................       $ 76,229         $ 87,815
Non-current Liabilities ....................       $376,914         $362,336

                                              From Date of
                                              Incorporation
                                                (July 26,
                                                1996) to
                                              December 31,      Six Months ended
                                                  1996           June 30, 1997
                                            ($ in thousands)    ($ in thousands)
                                           -------------------------------------
Net Revenue................................      $ 63,090           $102,175
Gross Profit...............................       $ 8,890           $ 12,160
Net Loss...................................     $( 21,627)          $(31,237)

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

Results Of Operations For The Three Months Ended June 30, 1997 Compared To The Three Months Ended June 30, 1996

      Revenues. Revenues increased to $67.2 million for the three months ended June 30, 1997 compared to $23.9 million for the three months ended June 30, 1996, an increase of 181%. This increase is due primarily to an increase in the Company's U.S. revenues from $20.2 million for the three months ended June 30, 1996 to $43.3 million for the same period this year and the Company's European revenues, which increased from $3.8 million for the three months ended June 30, 1996 to $16.7 million for the same period this year. The Company generated revenues in the United States, in seven European countries and in Australia during the second quarter of 1997. The increase in U.S. and European revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer base. Revenues from the Company's Australian operations commenced with the acquisition of an Australian customer base in May 1997.

      Cost of Services. Cost of services increased to $59.7 million for the three months ended June 30, 1997 from $21.0 million for the three months ended June 30, 1996, an increase of 184%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services increased to 88.8% for the three months ended June 30, 1997 from 87.8% for the three months ended June 30, 1996. The increase in cost of services as a percentage of revenues is primarily attributable to the Company's U.S. operations' costs of services which represent 66.0% of the Company's total cost of services. The Company's U.S. operations generated a gross margin of 9.2% in the second quarter of 1997 compared to the Company's European operations which produced an 18.0% gross margin for the same period. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins decreased to 11.2% for the three months ended June 30, 1997 from 12.3% for the three months ended June 30, 1996 primarily due to significant price reductions in the markets of France and Germany. Gross margins in the United States decreased to 9.2% for the second quarter of 1997 from 11.0% for the second quarter of 1996, while gross margins in the Company's European operations decreased to 18.0% for the second quarter of 1997 from 19.1% for the second quarter of 1996.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 1997 increased by $11.7 million, or 133%, to $20.5 million from $8.8 million for the three months ended June 30, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 12.1% for three months ended June 30, 1997 from 23.0% in the comparable period last year. The Company's European operations generated $12.6 million or 61.8% of the Company's consolidated SG&A, although such operations accounted for 24.8% of the Company's total revenues due to a greater proportion of start-up costs in Europe. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 238% to $4.4 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $3.4 million for the three months ended June 30, 1997 from $22,000 for the three months ended June 30, 1996, primarily as a result of interest earned on the remaining net proceeds of the Private Offering.

      Interest Expense. Interest expense increased to $9.4 million for the three months ended June 30, 1997 from $337,000 for the three months ended June 30, 1996, primarily as a result of interest related to the Notes.

      Net Loss. Net loss increased to $16.8 million for the three months ended June 30, 1997, as compared to net loss of $7.5 million for the three months ended June 30, 1996 due to the factors described above.

Results Of Operations For The Six Months Ended June 30, 1997 Compared To The Six Months Ended June 30, 1996

      Revenues. Revenues increased to $109.4 million for the six months ended June 30, 1997 compared to $39.8 million for the six months ended June 30, 1996, an increase of 175%. This increase is due primarily to an increase in the Company's U.S. revenues from $35.4 million for the six months ended June 30, 1996 to $69.9 million for the same period this year and the Company's European revenues, which increased from $4.4 million for the six months ended June 30, 1996 to $32.3 million for the same period this year. The Company generated revenues in the United States, in seven European countries and in Australia during the second quarter of 1997. The Company had revenue producing operations in only the United States and five European countries in the first half of 1996. The increase in U.S. revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer base. Revenues from the Company's European operations increased as a result of the generation of revenues by its start-up operations in the United Kingdom, Sweden and Finland and the operations it acquired in Germany, France and the Netherlands.

      Cost of Services. Cost of services increased to $96.6 million for the six months ended June 30, 1997 from $35.7 million for the six months ended June 30, 1996, an increase of 171%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 88.4% for the six months ended June 30, 1997 from 89.7% for the six months ended June 30, 1996. The decrease in cost of services as a percentage of revenues is primarily attributable to the Company's growing European revenues which represented 29.5% of the Company's total revenues for the six months ended June 30, 1997 as compared to 10.9% of the Company's total revenues for the same period in 1996, the Company's European operations having generated greater gross margins (18.7% for the six months ended June 30, 1997) than the Company's U.S. operations (8.8% for the six months ended June 30, 1997) and, to a lesser extent, to a decrease in overflow traffic. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins increased to 11.6% for the six months ended June 30, 1997 from 10.3% for the six months ended June 30, 1996. Gross margins in the United States were comparable for the six months ended June 30, 1997 and 1996, while gross margins in the Company's European operations increased to 18.7% for the six months ended June 30, 1997 from 17.0% for the six months ended June 30, 1996.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the six months ended June 30, 1997 increased by $20.6 million, or 150%, to $34.3 million from $13.7 million for the six months ended June 30, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 14.5% for six months ended June 30, 1997 from 22.3% in the comparable period last year. The Company's European operations generated $20.1 million or 58.6% of the Company's consolidated SG&A, although such operations accounted for 29.5% of the Company's total revenues due to a greater proportion of start-up costs in Europe. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 295% to $8.7 million for the six months ended June 30, 1997 from $2.2 million for the six months ended June 30, 1996, an increase of $6.5 million. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $7.2 million for the six months ended June 30, 1997 from $80,000 for the six months ended June 30, 1996, primarily as a result of interest earned on the remaining net proceeds of the Private Offering.

      Interest Expense. Interest expense increased to $18.9 million for the six months ended June 30, 1997 from $635,000 for the six months ended June 30, 1996, an increase of approximately $18.2 million, as a result of interest related to the Notes.

      Net Loss. Net loss increased to $35.9 million for the six months ended June 30, 1997, as compared to a net loss of $12.3 million for the six months ended June 30, 1996 due to the factors described above.

Liquidity and Capital Resources

      The Company has incurred significant operating and net losses, due in large part to the start-up and development of the Company's local operations and the development of the Company's European network infrastructure. The Company expects that such losses will continue as the Company implements its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through capital contributions, borrowings and a portion of the net proceeds of the Private Offering.

      Cash used in operating activities for the six months ended June 30, 1997 totaled $43.8 million compared with $8.2 million for the same period in 1996. Capital expenditures for the six months ended June 30, 1997 were $7.3 million compared with $4.8 million for the comparable period in 1996. Funds expended for acquisitions were $8.1 million during the six months ended June 30, 1997 compared with $10.6 million for the six months ended June 30, 1996.

      In connection with the issuance of the Notes, the Company was required to purchase marketable securities, which are held by the trustee under the Indenture, in order to secure the payment of the first six scheduled interest payments on the Notes. The market value of such restricted marketable securities was approximately $84.7 million at June 30, 1997. On May 15, 1997, the Company made its first required semi-annual interest payment in the amount of approximately $22.7 million. The funds required for the interest payment were released from the restricted securities portfolio.

      One of the Company's primary equipment vendors has provided to the Company $50.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At June 30, 1997, approximately $30.2 million was available under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

      The Company is currently contractually committed to the purchase of three international gateway and two domestic switches. This commitment amounts to approximately $8.0 million, all of which is being currently financed under the Company's vendor financing facility.

      The Company's 1997-1998 planned network facilities expansion is comprised primarily of both international gateway and domestic switches and is projected to require approximately $15 million of the currently available $19.8 million under the Company's vendor financing facility.

      The Company anticipates that it will enter 7 new markets over the next two years. The costs to be incurred in the first year in order to capitalize such operations are projected to range from $500,000 to $1.5 million per market, exclusive of costs related to the acquisition of switching and network equipment which is expected to be vendor financed, and any losses incurred.

      The Company's indebtedness was approximately $312.2 million at June 30, 1997, of which $305.9 million represents long-term debt and $6.3 million represents short-term debt.

      The Company has a $7.5 million revolving credit facility with a bank (the "Revolving Credit Facility"). The Company also has a $35.0 million subordinated shareholder standby facility (the "Shareholder Standby Facility") pursuant to which the Company's Chairman has agreed to provide (or arrange for a bank to provide) RSL with up to $35.0 million of subordinated debt. The Company was not utilizing either of these facilities at June 30, 1997 and the full amount of each of these facilities was available. The Company's Chairman has provided a guarantee in connection with the Company's borrowings under the Revolving Credit Facility.

      One of the Company's subsidiaries, Cyberlink, Inc., has a $5.0 million line of credit to finance its accounts receivable, and an additional $2.0 million line of credit from the same lender to finance its capital expenditures. Both lines of credit were available at June 30, 1997. The interest rate applicable to such commitments is 2.25% and 2.5% over the lender's prime rate, respectively.

      Management believes that the remaining net proceeds of the Notes, together with available borrowings under the Revolving Credit Facility and the Shareholder Standby Facility, vendor financing and short-term lines of credit and overdraft facilities from local banks, are expected to fund the Company's planned expansion of its existing operations and fund operating losses for 15 to 20 months. Management believes that no significant restrictions on future earnings or liquidity exists and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company continually monitors its level of indebtedness. However, the Company is continuously reviewing and considering acquisition opportunities and is considering equity financing opportunities. The Company intends to pursue acquisitions which it believes will expand or enhance its current operations. Accordingly, such acquisitions and investments, if consummated, may require a material portion of the Company's financial resources and may accelerate the need for raising additional capital in the future.

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

Item 2.  Change in Securities.

      Pursuant to an agreement and plan of reorganization, between the Company, the Note Issuer and Charles Piluso ("Piluso"), Piluso elected to exchange his shares in International Telecommunications Group, Ltd. ("ITG"), a subsidiary of the Company, for shares in the Company. Accordingly, the Company issued Piluso 665,340 of the Class A Common Stock (the "RSL Shares"), par value $0.01 per Share, of the Company in exchange for 15,619 shares of common stock of ITG. The RSL Shares were issued pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, and the certificates evidencing the RSL Shares have been legended as restricted securities.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

                  27.1     Financial Data Schedule

         Reports on Form 8-K:

                  None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RSL COMMUNICATIONS, LTD.




Date:  August 12, 1997                      By  /s/  Mark Hirschhorn
                                              ---------------------------
                                               Name:  Mark Hirschhorn
                                               Title: Global Controller
                                                      (Authorized Officer and
                                                      Chief Accounting Officer)

                                  Exhibit Index

27.1     Financial Data Schedule