Form 10-Q/A
period 1997-06-30
RSL COMMUNICATIONS LTD
filed 1997-09-26
CIK 1036297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended  June 30, 1997

                        Commission file number 333-25749

                            RSL COMMUNICATIONS, LTD.
           (Exact name of the registrant as specified in its charter)

       Bermuda                                          N/A

(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                identification No.)

                                 Clarendon House
                                  Church Street

                             Hamilton HM CX Bermuda
                    (Address of principal executive offices)

                                 (441) 295-2832
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No__

As at July 31, 1997, approximately 9,243,866 of the preferred shares, par value $0.01 per share, 665,340 of the Class A common stock, par value $0.01 per share, 4,807,711 of the Class B common stock, par value $0.01 per share and none of the Class C common stock, par value $0.01 per share, of the registrant were outstanding.

         The Registrant's financial statements for the six months ended June 30, 1997 were audited subsequent to the filing of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

As a result of such audit, this Registrant hereby amends the following items, financial statements, or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 as set forth in the pages attached hereto:

Part I - Financial Information

         Item 1.  Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   As of       As of
                                                                 June 30,   December 31,
                                                                   1997         1996
                                                                ---------    ---------

Assets

Cash and Cash Equivalents                                       $  81,992    $ 104,068
Accounts Receivable, Net                                           44,012       26,479
Marketable Securities - Available for Sale                         50,797       67,828
Prepaid Expenses and Other Current Assets                          12,341        3,969
Marketable Securities - Held to Maturity                           84,728      104,370
Property and Equipment                                             48,228       35,851
Less: Accumulated Depreciation                                     (6,917)      (3,513)
Goodwill and Other Intangibles, Net                               120,312       87,605
Deposits and Other Assets                                           1,026        1,312
                                                                ---------    ---------

     Total Assets                                               $ 436,519    $ 427,969
                                                                =========    =========



Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities                          $  89,190    $  70,441
Short-term Debt and current portion of capital lease                9,204        6,974

Long-term Debt                                                     21,788       18,425
Senior Notes, 12 1/4% Due 2006, Net                               296,300      296,000
Other Liabilities - Noncurrent                                      6,678       15,286
Shareholders' Equity                                               13,359       20,843
                                                                ---------    ---------

     Total Liabilities and Shareholders' Equity                 $ 436,519    $ 427,969
                                                                =========    =========


            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for loss per share)

                                                                                Three Months Ended               Six Months Ended

                                                                       June 30,        June 30,         June 30,        June 30,
                                                                         1997            1996             1997            1996
                                                                      (Unaudited)     (Unaudited)                      (Unaudited)
REVENUES.......................................................         $67,193         $ 23,900        $109,361        $ 39,764
COST OF SERVICES...............................................          59,828           20,973         96,797           35,657

GROSS PROFIT...................................................           7,365            2,927          12,564           4,107

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...................          24,401            8,798          38,213          13,656
DEPRECIATION AND AMORTIZATION..................................           4,697            1,303           8,960           2,175

LOSS FROM OPERATIONS...........................................        (21,733)          (7,174)        (34,609)        (11,724)
INTEREST INCOME................................................           3,332               22           7,124              80
INTEREST EXPENSE...............................................         (9,822)            (337)        (19,252)           (635)
OTHER INCOME-NET...............................................           6,862              -             6,606             -
MINORITY INTEREST..............................................           (110)              -             (229)             -
INCOME TAXES...................................................            (99)              -             (357)             -
                                                                     ---------         --------       ---------       --------

NET LOSS.......................................................      $ (21,570)        $ (7,489)      $ (40,717)      $ (12,279)
                                                                     ---------         --------       ---------       --------
                                                                     ---------         --------       ---------       --------


LOSS PER SHARE OF COMMON STOCK.................................        $ (4.15)         $ (2.56)        $ (8.14)        $ (4.19)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING..          5,195            2,928           5,003           2,928

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                               Six Months Ended June 30,
                                                                                                    (in thousands)

                                                                                                   1997         1996
                                                                                                ---------    ---------
                                                                                                             (unaudited)
Net loss ....................................................................................   $ (40,717)   $ (12,279)
Depreciation and amortization ...............................................................       8,960        2,175
Working capital change and other ............................................................     (13,490)       1,927
                                                                                                ---------    ---------
     Net cash used in operations ............................................................     (45,247)      (8,177)
                                                                                                ---------    ---------

Acquisitions of subsidiaries ................................................................      (5,455)     (10,616)
Purchase of property and equipment ..........................................................      (7,511)      (4,792)
Proceeds from marketable securities .........................................................      17,031         --
Proceeds from restricted securities .........................................................      22,665         --
Other .......................................................................................         132         --
                                                                                                ---------    ---------
     Net cash provided by (used in) investing ...............................................      26,862      (15,408)
                                                                                                ---------    ---------

Proceeds from notes payable .................................................................        --         24,461
Payment of notes payable ....................................................................      (1,987)        --
Other .......................................................................................        (820)        (153)
                                                                                                ---------    ---------
     Net cash (used in) provided by financing ...............................................      (2,807)      24,308
                                                                                                ---------    ---------

(Decrease)/increase in cash and cash equivalents.............................................     (21,192)         723
Effects of foreign currency on cash and cash equivalents ....................................        (884)        --
Cash and cash equivalents at beginning of period ............................................     104,068        5,163
                                                                                                ---------    ---------

Cash and cash equivalents at end of period ..................................................   $  81,992    $   5,886
                                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest ......................................................................   $  23,089    $     634
                                                                                                =========    =========

Issuance of Class A Common Stock ............................................................   $  32,582    $    --
                                                                                                =========    =========
Assets acquired under capital lease obligations..............................................   $   6,359    $      95
                                                                                                =========    =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

1.  BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein have been prepared by RSL Communications, Ltd. ("RSL") and RSL Communications PLC ("RSL PLC" and, together with RSL and their direct and indirect subsidiaries, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. Certain of the data contained in these financial statements are unaudited and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other data included in the joint Registration Statement of RSL and RSL PLC on Form S-4 filed with the Securities and Exchange Commission on April 24, 1997 (Registration No. 333-25749).

2.  EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and does not believe it to be significant.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.


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



                                                     As of                 As of
                                                   December 31,           June 30,
                                                     1996                  1997
                                                ($ in thousands)      ($ in thousands)
                                                     --------              --------

Current Assets ............................          $201,738              $178,260
Non-current Assets ........................           225,121               242,259
Current Liabilities .......................            76,229                91,081
Non-current Liabilities ...................           374,693               387,728

                                               From Date of
                                              Incorporation
                                            (July 26, 1996) to    Six Months ended
                                            December 31, 1996       June 30, 1997
                                             ($ in thousands)     ($ in thousands)
                                            -------------------- -------------------


Net Revenue ........................            $  63,090             $ 102,175
Gross Profit .......................                8,890                11,995
Net Loss ...........................              (21,627)              (33,738)

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

      Cost of Services. Cost of services increased to $59.8 million for the three months ended June 30, 1997 from $21.0 million for the three months ended June 30, 1996, an increase of 185%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services increased to 89.0% for the three months ended June 30, 1997 from 87.8% for the three months ended June 30, 1996. The increase in cost of services as a percentage of revenues is primarily attributable to the Company's U.S. operations' costs of services which represent 66.1% of the Company's total cost of services. The Company's U.S. operations generated a gross margin of 8.8% in the second quarter of 1997 compared to the Company's European operations which produced an 18.0% gross margin for the same period. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins decreased to 11.0% for the three months ended June 30, 1997 from 12.3% for the three months ended June 30, 1996 primarily due to significant price reductions in the markets of France and Germany. Gross margins in the United States decreased to 8.8% for the second quarter of 1997 from 11.0% for the second quarter of 1996, while gross margins in the Company's European operations decreased to 18.0% for the second quarter of 1997 from 19.1% for the second quarter of 1996.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 1997 increased by $15.6 million, or 177%, to $24.4 million from $8.8 million for the three months ended June 30, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 15.3% for three months ended June 30, 1997 from 23.0% in the comparable period last year. The Company's European operations generated $13.2 million or 54.0% of the Company's consolidated SG&A, although such operations accounted for 24.8% of the Company's total revenues due to a greater proportion of start-up costs in Europe. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 262% to $4.7 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $3.3 million for the three months ended June 30, 1997 from $22,000 for the three months ended June 30, 1996, primarily as a result of interest earned on the remaining net proceeds of the Private Offering.

      Interest Expense. Interest expense increased to $9.8 million for the three months ended June 30, 1997 from $337,000 for the three months ended June 30, 1996, primarily as a result of interest related to the Notes.

      Net Loss. Net loss increased to $21.6 million for the three months ended June 30, 1997, as compared to net loss of $7.5 million for the three months ended June 30, 1996 due to the factors described above.

Results Of Operations For The Six Months Ended June 30, 1997 Compared To The Six Months Ended June 30, 1996

      Revenues. Revenues increased to $109.4 million for the six months ended June 30, 1997 compared to $39.8 million for the six months ended June 30, 1996, an increase of 175%. This increase is due primarily to an increase in the Company's U.S. revenues from $35.4 million for the six months ended June 30, 1996 to $69.9 million for the same period this year and the Company's European revenues, which increased from $4.4 million for the six months ended June 30, 1996 to $32.3 million for the same period this year. The Company generated revenues in the United States, in seven European countries and in Australia during the second quarter of 1997. The Company had revenue producing operations in only the United States and five European countries in the first half of 1996. The increase in U.S. revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer based. Revenues from the Company's European operations increased as a result of the generation of revenues by its start-up operations in the United Kingdom, Sweden and Finland and the operations it acquired in Germany, France and the Netherlands.

      Cost of Services. Cost of services increased to $96.8 million for the six months ended June 30, 1997 from $35.7 million for the six months ended June 30, 1996, an increase of 171%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 88.5% for the six months ended June 30, 1997 from 89.7% for the six months ended June 30, 1996. The decrease in cost of services as a percentage of revenues is primarily attributable to the Company's growing European revenues which represented 29.5% of the Company's total revenues for the six months ended June 30, 1997 as compared to 10.9% of the Company's total revenues for the same period in 1996, the Company's European operations having generated greater gross margins (18.7% for the six months ended June 30, 1997) than the Company's U.S. operations (8.5% for the six months ended June 30, 1997) and, to a lesser extent, to a decrease in overflow traffic. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins increased to 11.5% for the six months ended June 30, 1997 from 10.3% for the six months ended June 30, 1996. Gross margins in the United States decreased to 8.5% from 9.5% for the six months ended June 30, 1997 as compared to the same period in 1996, while gross margins in the Company's European operations increased to 18.7% for the six months ended June 30, 1997 from 17.0% for the six months ended June 30, 1996.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the six months ended June 30, 1997 increased by $24.5 million, or 179%, to $38.2 million from $13.7 million for the six months ended June 30, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 16.5% for six months ended June 30, 1997 from 22.3% in the comparable period last year. The Company's European operations generated $20.6 million or 53.9% of the Company's consolidated SG&A, although such operations accounted for 29.5% of the Company's total revenues due to a greater proportion of start-up costs in Europe. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 309% to $9.0 million for the six months ended June 30, 1997 from $2.2 million for the six months ended June 30, 1996, an increase of $6.8 million. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $7.1 million for the six months ended June 30, 1997 from $80,000 for the six months ended June 30, 1996, primarily as a result of interest earned on the remaining net proceeds of the Private Offering.

      Interest Expense. Interest expense increased to $19.3 million for the six months ended June 30, 1997 from $635,000 for the six months ended June 30, 1996, an increase of approximately $18.7 million, as a result of interest related to the Notes.

      Net Loss. Net loss increased to $40.7 million for the six months ended June 30, 1997, as compared to a net loss of $12.3 million for the six months ended June 30, 1996 due to the factors described above.


Liquidity and Capital Resources

      The Company has incurred significant operating and net losses, due in large part to the start-up and development of the Company's local operations and the development of the Company's European network infrastructure. The Company expects that such losses will continue as the Company implements its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through capital contributions, borrowings and a portion of the net proceeds of the Company's private offering completed in October 1996 (the "Private Offering").

      Cash used in operating activities for the six months ended June 30, 1997 totaled $45.2 million compared with $8.2 million for the same period in 1996. Capital expenditures for the six months ended June 30, 1997 were $13.9 million compared with $4.9 million for the comparable period in 1996. Funds expended for acquisitions were $5.5 million during the six months ended June 30, 1997 compared with $10.6 million for the six months ended June 30, 1996.

      In connection with the issuance of the Notes in the Private Offering, the Company was required to purchase marketable securities, which are held by the trustee under the Indenture, in order to secure the payment of the first six scheduled interest payments on the Notes. The market value of such restricted marketable securities was approximately $84.8 million at June 30, 1997. On May 15, 1997, the Company made its first required semi-annual interest payment in the amount of approximately $22.7 million. The funds required for the interest payment were released from the restricted securities portfolio.

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

      The Company's indebtedness was approximately $313.1 million at June 30, 1997, of which $305.9 million represents long-term debt and $7.2 million represents short-term debt.


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

      One of the Company's subsidiaries, Cyberlink, Inc., has a $5.0 million line of credit to finance its accounts receivable, and an additional $2.0 million line of credit from the same lender to finance its capital expenditures. During the six months ended June 30,1997, the lines of credit were reduced to $570,000 and $0, respectively. The interest rate applicable to such commitments is 2.25% and 2.5% over the lender's prime rate, respectively.

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

Shareholders' Equity

      Pursuant to an agreement and plan of reorganization between the Company, the Note Issuer and Charles Piluso ("Piluso"), Piluso elected to exchange his shares in International Telecommunications Group, Ltd., a subsidiary of the Company, for shares in the Company. Accordingly, the Company issued Piluso 665,340 of the Class A Common Stock (the "RSL Share"), par value $0.01 per share, of the Company in exchange for 15,619 shares of common stock of ITG and recorded approximately $32,575,000 as additional paid in capital.

Seasonality

      The Company's European operations experience seasonality during July and August, December and January, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

Subsequent Events


      In July 1997, the Company acquired a majority interest in Delta Three, Inc. ("Delta Three"), a telecommunications provider utilizing the Internet and networks based on Internet Protocols to provide telecommunications services. The Company paid $6.4 million for approximately 55% ownership of the Company. Delta Three utilizes the Internet, traditionally a device for communications between computers, as a transmission medium for ordinary telephone calls.

      The Company and Delta Three also entered into a services agreement pursuant to which, among other things, Delta Three will provide the Company with discounted carrier telephony services and the Company will provide Delta Three with termination services at preferred rates and the co-location of Delta Three's servers with the Company's facilities.

      In September 1997, the Company purchased additional shares in ITG from certain minority shareholders for $17,709,000 in cash and cancellation of a note receivable of approximately $733,000. In connection with the purchase of these shares, the Company satisfied all remaining loan obligations with such minority shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RSL COMMUNICATIONS, LTD.

Date:  September 25, 1997                  By /s/ Mark Hirschhorn
                                              -------------------------
                                              Name:  Mark Hirschhorn
                                              Title: Global Controller

                                              (Authorized Officer and
                                              Chief Accounting Officer)