Form 10-Q
period 1997-09-30
RSL COMMUNICATIONS LTD
filed 1997-11-14
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                         Commission file number 0-23139

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

                                    Yes |X| No|_|

As at October 31, 1997, the registrant had 10,872,567 of the Class A common stock, par value $0.00457 per share, and 30,760,727 of the Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................  7

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings............................................ 16

      Item 2.  Change in Securities and Use of Proceeds..................... 16

      Item 4.  Submission of Matters to a Vote of Security Holders.......... 17

      Item 5.  Other Information............................................ 18

      Item 6.  Exhibits and Reports on Form 8-K............................. 18

Signatures.................................................................. 19

Exhibit Index............................................................... 20

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             As of          As of
                                                         September 30,   December 31,
                                                             1997           1996
                                                           ---------      ---------
                                                          (unaudited)
Assets

Cash and Cash Equivalents                                  $  52,706      $ 104,068
Accounts Receivable, Net                                      58,262         26,479
Marketable Securities - Available for Sale                    24,093         67,828
Prepaid Expenses and Other Current Assets                     14,356          3,969
Marketable Securities - Held to Maturity                      86,034        104,370
Property and Equipment                                        67,616         35,851
Less: Accumulated Depreciation                               (10,122)        (3,513)
Goodwill and Other Intangibles, Net                          141,335         87,605
Deposits and Other Assets                                      1,681          1,312
                                                           ---------      ---------

     Total Assets                                          $ 435,961      $ 427,969
                                                           =========      =========
Liabilities and Shareholders' (Deficit) Equity

Accounts Payable and Other Liabilities                     $ 122,912      $  70,441
Short-term Debt                                                5,438          6,974
Long-term Debt                                                20,277         18,425
Senior Notes, 12 1/4% Due 2006, Net                          296,400        296,000
Other Liabilities - Noncurrent                                 5,209         15,286
Shareholders' (Deficit) Equity                               (14,275)        20,843
                                                           ---------      ---------

     Total Liabilities and Shareholders' (Deficit) Equity  $ 435,961      $ 427,969
                                                           =========      =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for loss per share)
                                   (unaudited)

                                                     Three Months Ended                   Nine Months Ended
                                               September 30,     September 30,     September 30,      September 30,
                                                   1997              1996               1997               1996
                                                 --------          --------          ---------          --------
REVENUES ...................................     $ 83,243          $ 30,458          $ 192,604          $ 70,222
COST OF SERVICES ...........................       74,406            25,928            171,203            61,585
                                                 --------          --------          ---------          --------
GROSS PROFIT ...............................        8,837             4,530             21,401             8,637
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       23,871            10,882             62,085            24,538
DEPRECIATION AND AMORTIZATION ..............        5,407             1,452             14,367             3,628
                                                 --------          --------          ---------          --------
LOSS FROM OPERATIONS .......................      (20,441)           (7,804)           (55,051)          (19,529)
INTEREST INCOME ............................        2,822                77              9,947               157
INTEREST EXPENSE ...........................       (9,657)             (703)           (28,910)           (1,337)
OTHER (LOSS) INCOME-NET ....................          (35)               --              6,572                --
MINORITY INTEREST ..........................           16                --               (212)               --
INCOME TAXES ...............................          (47)               --               (405)               --
                                                  --------          --------          ---------          --------
NET LOSS ...................................     $(27,342)         $ (8,430)         $ (68,059)         $(20,709)
                                                 ========          ========          =========          ========


LOSS PER SHARE OF COMMON STOCK .............     $  (0.85)         $  (0.32)         $   (2.16)         $  (0.78)

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                ($ in thousands)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                         1997           1996
                                                       ---------      --------

Net loss .........................................     $ (68,059)     $(20,709)
Depreciation and amortization ....................        14,367         3,628
Working capital change and other .................        (6,751)        3,270
                                                       ---------      --------
     Net cash used in operations .................       (60,443)      (13,811)
                                                       ---------      --------

Acquisitions of subsidiaries .....................       (26,828)      (19,470)
Purchase of property and equipment ...............       (14,267)       (9,634)
Proceeds from sales of marketable securities .....        43,735           --
Proceeds from sales of restricted securities .....        22,665           --
     Net cash provided by (used in) investing          ---------      --------
     activities ..................................        25,305       (29,104)
                                                       ---------      --------

Proceeds from issuance of notes payable ..........            --        44,000
Payment of notes payable .........................       (13,542)         (938)
Other ............................................        (1,434)         (780)
     Net cash (used in) provided by financing          ---------      --------
     activities ..................................       (14,976)       42,282
                                                       ---------      --------

Decrease in cash and cash equivalents ............       (50,114)         (633)
Effects of foreign currency on cash and cash
equivalents ......................................        (1,248)         (488)
Cash and cash equivalents at beginning of period
                                                         104,068         5,163
                                                       ---------      --------

Cash and cash equivalents at end of period .......     $  52,706      $  4,042
                                                       =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ...........................     $  23,185      $  1,209
                                                       =========      ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Assets acquired under capital lease obligations ..     $  12,568      $  5,877
                                                       =========      ========
Issuance of Class A Common Stock .................     $  32,582      $    --
                                                       =========      ========

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of which these notes are part have been prepared by RSL Communications, Ltd. ("RSL") and RSL Communications PLC, a wholly owned subsidiary of RSL ("RSL PLC" and, together with RSL and their direct and indirect subsidiaries, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of RSL and the notes thereto included in the Company's prospectus (the "Prospectus"), dated September 30, 1997, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

2. PRIVATE PLACEMENT OF NOTES AND EXCHANGE OFFER

In October 1996, RSL and RSL PLC completed the private offering (the "Debt Offering") of 300,000 units, each unit consisting of one 12 1/4% Senior Note due 2006 of RSL PLC guaranteed by RSL and, after giving effect to the Recapitalization described in Note 3, one warrant to purchase 3.975 shares of Class A Common Stock of RSL at $0.00457 per share (the "Warrants"). The units were sold for an aggregate purchase price of $300.0 million. In May 1997, in accordance with the indenture governing such notes (the "Indenture"), RSL and RSL PLC consummated an exchange offer pursuant to which the notes issued in the Debt Offering were exchanged for substantially identical notes registered under the Securities Act. The notes issued in the Debt Offering and the exchange offer are referred to collectively as the "Notes."

3. THE RECAPITALIZATION

RSL recently revised its capital structure (the "Recapitalization"), in part to
(i) effect a 2.19-for-one stock split for each outstanding share of each class of its common shares and each outstanding share of its Preferred shares, (ii) increase the number of authorized shares of its Class A common shares and Class B common shares to an aggregate of 200,000,000 shares and (iii) increase the number of authorized shares of its Preferred Shares to 30,000,000.

4. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated results of operations or financial position.

5. OTHER INCOME-NET

The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997 include the effect of a reversal of approximately $7.0 million from the Company's "Other Liabilities-Noncurrent" in the accompanying Condensed Consolidated Balance Sheets to "Other (Loss) Income-Net", as a result of the Company's renegotiation and amendment of certain transmission capacity contracts.

6. ACQUISITION OF MAJORITY INTEREST IN DELTA THREE

In July 1997, the Company acquired a majority interest in Delta Three, Inc. ("Delta Three"). The Company accounted for its purchase of Delta Three under the purchase method of accounting. Delta Three utilizes the Internet, traditionally a device for data communications, as a transmission medium for voice communications. The service offered by Delta Three allows customers to place long distance and international phone calls using standard telephones, without requiring any additional equipment. Delta Three also provides wholesale call termination services to other telecommunications service providers.

The Company and Delta Three also entered into a services agreement pursuant to which, among other things, Delta Three provides the Company with discounted carrier telephony services and the Company provides Delta Three with termination services at preferred rates and the co-location of Delta Three's Internet gateway servers with the Company's facilities.

7. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The average number of shares outstanding for the nine month period ended September 30, 1997 has been presented retroactively to give effect to the Recapitalization and also reflects the conversion by certain shareholders of Class B common shares into Class A common shares in September 1997.

                                                       Three Months Ended              Nine Months Ended
                                                  September 30,   September 30,  September 30,   September 30,
                                                  -------------   -------------  -------------   -------------
                                                      1997           1996            1997            1996
                                                     ------          -----          ------          -----

                                                                       (in thousands)
Average number of common shares outstanding          32,230         26,688          31,541         26,658

Fully diluted income (loss) per share amounts are not presented because the inclusion of these amounts in the computation would be anti-dilutive. Fully diluted income (loss) per share amounts for the current period do not differ materially from primary earnings per share amounts.

8. SUMMARIZED FINANCIAL INFORMATION

The following presents summarized financial information of RSL PLC as of September 30, 1997 and December 31, 1996. RSL PLC is a 100% wholly owned subsidiary of the Company incorporated in July 1996. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL has not presented separate financial statements and other disclosures concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the Notes. RSL's financial statements are, except for RSL's capitalization, Australian operations, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                           As of September 30, 1997     As of December 31, 1996
                              ($ in thousands)             ($ in thousands)
                           ------------------------     -----------------------

Current assets ........          $ 141,644                    $ 201,738

Non-current assets ....            274,379                      225,121

Current liabilities ...            117,003                       76,229

Non-current liabilities            381,843                      374,693

                                                      From Date of Incorporation
                              Nine Months ended          (July 26, 1996) to
                              September 30, 1997           December 31, 1996
                               ($ in thousands)            ($ in thousands)
                              ------------------      --------------------------

Net revenue ...........          $ 178,711                    $  63,090

Gross profit ..........             20,299                        8,890

Net loss ..............            (58,243)                     (21,627)

9. SUBSEQUENT EVENT - EQUITY OFFERING

On September 30, 1997, the Company commenced an initial public offering of 7,200,000 shares of its Class A Shares, par value $0.00457 per share, internationally (the "International Offerings") and in the United States (the "US Offering," and together with International Offering, the "Equity Offering"). The Company's registration statement on Form S-1 (File No. 333-34281), filed with the Securities and Exchange Commission (the "Commission") with respect to the Equity Offering was declared effective by the Commission on September 30, 1997. All of the Class A Sharess were offered and sold by the Company. Effective upon the consummation of the Equity Offering, all of the outstanding preferred stock were automatically converted into shares of the Company's Class B common stock

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services, including long distance calling to over 200 countries, calling card, private line and value-added services. The Company focuses on providing international long distance voice service to small and medium-sized businesses in strategic markets. The Company currently has revenue generating operations in the United States, the United Kingdom, France, Germany, Sweden, Finland, the Netherlands, Belgium, Denmark, Italy, Venezuela and Australia. The Company has recently commenced start-up activities in Austria and Japan. In 1996, over 60% of all international long distance telecommunications minutes originated in the markets which are currently contributing to the Company's revenues. The Company is expanding its operations and network into additional strategic markets which account for a significant portion of the remaining international traffic. The Company also provides Internet telephony services to an additional 10 countries through its majority-owned subsidiary, Delta Three.

Revenues

The Company provides both domestic and international long distance services and derives its revenues principally from the provision of international long distance voice telecommunication services. Revenues are derived from the number of minutes of use (or fractions thereof) billed by the Company ("revenue minutes") and are recorded upon completion of calls. In addition, the Company derives revenues from prepaid calling cards. These revenues are recognized at the time of usage or upon expiration of the card. The Company maintains local market pricing structures for its services and generally prices its services at a discount to the prices charged by the local government-owned post, telegraph and telephone monopolies ("PTTs") and major carriers. The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets as a result of increasing competition in telecommunications, which the Company expects will be offset by increased minute volumes and decreased operating costs per minute.

U.S. Operations

                                                           Three Months Ended                       Nine Months Ended
                                                    September 30,       September 30,       September 30,        September 30,
                                                        1997                1996                1997                 1996
                                                      --------            --------            ---------            --------

                                                               (in thousands, except percentage of consolidated revenues)
Revenues ...................................          $ 57,602            $ 22,798            $ 127,491            $ 58,209
Percentage of consolidated revenues ........              69.2%               74.9%                66.2%               82.9%
Cost of services ...........................            53,738              19,511              117,666              51,553
                                                      --------            --------            ---------            --------

Gross profit ...............................             3,864               3,287                9,825               6,656
Selling, general and administrative expenses             8,929               6,100               20,478              13,992
Depreciation and amortization ..............             1,428                 737                4,009               1,986
                                                      --------            --------            ---------            --------
Loss from operations .......................          $ (6,493)           $ (3,550)           $ (14,662)           $ (9,322)
                                                      ========            ========            =========            ========

Prior to 1997, the Company's revenues had been primarily derived from its operation within the United States. The Company's U.S. revenues result primarily from the sale of long distance voice services on a wholesale basis to other carriers, on a retail basis to commercial customers and on a bulk discount basis to distributors of prepaid calling cards. The Company has experienced, and expects to continue to experience, significant month to month changes in revenues generated by its carrier customers. The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. The Company has shifted its marketing focus in the United States to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers. The Company has derived increased revenues from its commercial customers, as it continues to reduce its reliance on wholesale carrier revenues.

European Operations

                                                           Three Months Ended                       Nine Months Ended
                                                    September 30,       September 30,       September 30,        September 30,
                                                        1997                1996                1997                 1996
                                                      --------            --------            ---------            --------

                                                               (in thousands, except percentage of consolidated revenues)
Revenues ...................................          $ 18,934            $ 7,660            $ 51,220            $ 12,013
Percentage of consolidated revenues ........              22.7%              25.1%               26.6%               17.1%
Cost of services ...........................            14,494              6,417              40,746              10,032
                                                      --------            -------            --------            --------

Gross profit ...............................             4,440              1,243              10,474               1,981
Selling, general and administrative expenses            12,272              4,010              32,879               8,401
Depreciation and amortization ..............             1,893                509               4,298                 889
                                                      --------            -------            --------            --------
Loss from operations .......................          $ (9,725)           $(3,276)           $(26,703)           $ (7,309)
                                                      ========            =======            ========            ========

The Company commenced its European operations with the start-up of operations in the United Kingdom, Finland and Sweden in the second quarter of 1996. In addition, the Company acquired existing operations in France and Germany during the second quarter of 1996 and acquired existing operations in the Netherlands in the fourth quarter of 1996. During the nine months ended September 30, 1997, the Company commenced operations in Denmark, Italy and Australia. Each of the countries in which the Company operates has experienced different levels of deregulation, resulting in various levels of competition and differing ranges of services which the Company is permitted to offer. The Company also believes that as it pursues its strategic growth strategy it will continue to encounter various degrees of start-up time.

Substantially all revenues from the Company's European operations are derived from commercial sales to end-users, which often generate a higher gross profit than wholesale sales to carriers. Sales are targeted at small to medium-sized corporate customers, as well as to niche consumer markets (including selected ethnic communities). To reduce its credit risk to such niche consumer markets, the Company primarily offers prepaid products to its targeted consumers.

Effect of Deregulation on Revenues

The Company operates or will soon operate in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. Accordingly, the Company anticipates that the continuation of deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. It is anticipated that most European countries will deregulate various aspects of their telecommunications industry beginning in 1998. However, there can be no assurance regarding the timing or extent of deregulation in any particular country.

The other countries in which the Company operates or will soon operate also have experienced different levels of deregulation. As a result, the level of competition in each country varies. The Company believes that as it pursues its strategic growth strategy, the commencement of new operations will entail varying degrees of time and cost.

Cost of Services

The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over "RSL-NET," its integrated digital telecommunications network. The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. The Company expects that an increasing amount of its total operating costs will be fixed in the future, as the volume of the Company's calls carried over cable systems on which it holds indefeasible rights of use ("IRUs"), minimum investment units ("MIUs") and using point-to-point fixed cost leases increases. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its local operators in Europe and the United States utilizing lines leased on a fixed cost point over MIUs and IRUs. To the extent traffic can be transported between two local operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. The Company's cost of transport and termination will decrease to the extent that it is able to bypass the settlement rates associated with the transport of international traffic. The Company does not intend to purchase or construct its own intranational transmission facilities in any of its markets. Accordingly, variable costs will continue to be a majority of the Company's cost of services for the foreseeable future.

The Company's cost of services is primarily affected by the volume of traffic relative to its owned facilities and facilities leased on a point-to-point fixed cost basis and capacity leased on a per minute basis with volume commitments and discounts. To the extent that volume exceeds capacity on leased facilities that have been arranged for in advance, the Company is forced to acquire capacity from alternative carriers on a spot rate per-minute ("overflow") basis at a higher cost. Acquiring capacity on an overflow basis has a negative impact on margins, but enables the Company to maintain uninterrupted service to its customers.

Effect of Deregulation on Costs of Services

The Company's current cost structure varies from country to country as a result of the different level of regulatory policies in place in each country. In general, the Company's cost structure is lower in countries that have been fully deregulated than in those which are partially deregulated. In countries that are not fully deregulated, the Company's access to the local exchange network is subject to more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying international traffic originating within a country and terminating in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Deregulation in countries in which the Company operates is expected to permit the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that as a result of deregulation, its cost structure will improve. Deregulation is also expected to permit the Company to terminate international inbound traffic in a country which the Company believes will result in an improved cost structure for the Company as a whole. However, the foregoing is a forward looking statement and there can be no assurance that deregulation will proceed as expected or lower the Company's cost of services.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses consist of costs incurred to support the continued expansion of RSL-NET, the introduction of new services and the provision of ongoing customer service. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as the Company commences operations in different countries, it incurs significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising. In addition, the Company's selling, general and administrative expense includes the settlement of various claims and disputes relating to pre-acquisition periods.

The Company has grown and intends to continue to grow by establishing operations in countries that are in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of the Company's operations is in a different stage of development. The early stages of development of a new operation involve substantial start-up costs in advance of revenues. Upon the commencement of such operations, the Company generally incurs additional fixed costs to facilitate growth. The Company expects that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, the Company's consolidated results of operations will vary depending on the timing and speed of the Company's expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of the more established local operations of the Company in each country (the "Local Operators").

Foreign Exchange

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

The Company incurs settlement costs when it exchanges traffic via operating agreements with foreign correspondents. These costs currently represent a small portion of total costs; however, as the Company's international operations increase, it expects that these costs will become a more significant portion of its cost of services. Such costs are settled by utilizing a net settlement process with the Company's foreign correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlement among international telecommunications carriers. The SDRs are valued based upon a basket of foreign currencies and the Company believes that this mitigates, to some extent, its foreign currency exposure. As the Company establishes operations in countries the currencies of which are not represented in SDRs, the Company will consider the implementation of hedging policies, as appropriate. The Company has monitored and will continue to monitor its currency exposure.

Results Of Operations For The Three Months Ended September 30, 1997 Compared To The Three Months Ended September 30, 1996

      Revenues. Revenues increased to $83.2 million for the three months ended September 30, 1997 compared to $30.5 million for the three months ended September 30, 1996, an increase of 173.3%. This increase is due primarily to an increase in the Company's U.S. revenues from $22.8 million for the three months ended September 30, 1996 to $57.6 million for the same period this year and the Company's European revenues, which increased from $7.7 million for the three months ended September 30, 1996 to $18.9 million for the same period this year. The Company generated revenues in the United States, in eleven European countries, Venezuela and Australia during the third quarter of 1997. The increase in U.S. and European revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer base. Revenue from the Company's European operations increased as a result of the generation of revenues by its start-up operations in the United Kingdom, Sweden and Finland and the operations it acquired in Germany and the Netherlands. Revenues from the Company's Australian operations totaled $6.6 million for the three months ended September 30, 1997. Revenues from Australia commenced following the acquisition of an Australian customer base in May 1997.

      Cost of Services. Cost of services increased to $74.4 million for the three months ended September 30, 1997 from $25.9 million for the three months ended September 30, 1996, an increase of 187.0%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services increased to 89.4% for the three months ended September 30, 1997 from 85.1% for the three months ended September 30, 1996. The increase in cost of services as a percentage of revenues is primarily attributable to the Company's U.S. operations' costs of services which represent 72.2% of the Company's total cost of services. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs.

      Gross Margins. The Company's consolidated gross margins decreased to 10.6% for the three months ended September 30, 1997 from 14.9% for the three months ended September 30, 1996 primarily due to significant volume increases and corresponding overflow traffic experienced in the Company's U.S. operations as well as certain price reductions offered to customers on heavily trafficked routes. Gross margins in the United States decreased to 6.7% for the third quarter of 1997 from 14.4% for the third quarter of 1996, while gross margins in the Company's European operations increased to 23.4% for the third quarter of 1997 from 16.2% for the third quarter of 1996.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 1997 increased by $13.0 million, or 119.4%, to $23.9 million from $10.9 million for the three months ended September 30, 1996. This increase is primarily attributable to start-ups in and expansion of the Company's European operations and the hiring of new personnel in Europe and Australia. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 15.5% for the three months ended September 30, 1997 from 26.8% in the comparable period last year. Due to a greater proportion of start-up and expansion costs in Europe, the Company's European operations generated $12.3 million or 51.4% of the Company's consolidated SG&A, although such operations accounted for only 22.7% of the Company's total revenues. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 272.4% to $5.4 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $2.8 million for the three months ended September 30, 1997 from $77,000 for the three months ended September 30, 1996, primarily as a result of interest earned on the remaining net proceeds of the Notes.

      Interest Expense. Interest expense increased to $9.7 million for the three months ended September 30, 1997 from $703,000 for the three months ended September 30, 1996, primarily as a result of interest related to the Notes.

      Net Loss. Net loss increased to $27.3 million for the three months ended September 30, 1997, as compared to net loss of $8.4 million for the three months ended September 30, 1996 due to the factors described above.

Results Of Operations For The Nine Months Ended September 30, 1997 Compared To The Nine Months Ended September 30, 1996

      Revenues. Revenues increased to $192.6 million for the nine months ended September 30, 1997 compared to $70.2 million for the nine months ended September 30, 1996, an increase of 174.3%. This increase is due primarily to an increase in the Company's U.S. revenues from $58.2 million for the nine months ended September 30, 1996 to $127.5 million for the same period this year and the Company's European revenues, which increased from $12.0 million for the nine months ended September 30, 1996 to $51.2 million for the same period this year. The Company generated revenues in the United States, in eleven European countries, and in Australia and Venezuela during the third quarter of 1997. The Company had revenue producing operations in only the United States and five European countries in the first nine months of 1996. The increase in U.S. revenues was primarily due to both increased traffic volume from existing customers and increases in the Company's U.S. commercial customer base. Revenues from the Company's European operations increased as a result of the generation of revenues by its start-up operations in the United Kingdom, Sweden and Finland and the operations it acquired in Germany and the Netherlands.

      Cost of Services. Cost of services increased to $171.2 million for the nine months ended September 30, 1997 from $61.6 million for the nine months ended September 30, 1996, an increase of 178.0%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services increased to 88.9% for the nine months ended September 30, 1997 from 87.7% for the nine months ended September 30, 1996. The increase in cost of services as a percentage of revenues is primarily attributable to the Company's US operations' cost of services which represent 68.7% of the Company's total cost of services. The Company's European operations having generated greater gross margins (20.4% for the nine months ended September 30, 1997) than the Company's U.S. operations (7.7% for the nine months ended September 30, 1997). The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, increasing overflow traffic as a result of the

Company's significant increase in traffic. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins decreased to 11.1% for the nine months ended September 30, 1997 from 12.3% for the nine months ended September 30, 1996. Gross margins in the United States decreased to 7.7% from 11.4% for the nine months ended September 30, 1997 as compared to the same period in 1996, while gross margins in the Company's European operations increased to 20.4% for the nine months ended September 30, 1997 from 16.5% for the nine months ended September 30, 1996.

      Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 1997 increased by $37.5 million, or 153.0%, to $62.1 million from $24.6 million for the nine months ended September 30, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. SG&A expense decreased to 16.1% for nine months ended September 30, 1997 from 24.0% in the comparable period last year. Due to a greater proportion of start-ups in and expansion costs in Europe, the Company's European operations generated $32.9 million or 53.0% of the Company's consolidated SG&A, although such operations accounted for only 26.6% of the Company's total revenues. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 296.0% to $14.4 million for the nine months ended September 30, 1997 from $3.6 million for the nine months ended September 30, 1996, an increase of $10.8 million. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $9.9 million for the nine months ended September 30, 1997 from $157,000 for the nine months ended September 30, 1996, primarily as a result of interest earned on the remaining net proceeds of the Notes.

      Interest Expense. Interest expense increased to $28.9 million for the nine months ended September 30, 1997 from $1.3 million for the nine months ended September 30, 1996, an increase of approximately $27.6 million, as a result of interest related to the Notes.

      Net Loss. Net loss increased to $68.1 million for the nine months ended September 30, 1997, as compared to a net loss of $20.7 million for the nine months ended September 30, 1996 due to the factors described above.

Liquidity and Capital Resources

On September 30, 1997, the Company commenced an initial public offering of 7,200,000 shares of its Class A common stock (the "Class A Shares"), par value $0.00457 per share, internationally and in the United States (the "Equity Offering"). All of the Class A Shares, were offered and sold by the Company.

The aggregate net proceeds received by the Company from the Equity Offering (including the exercise of underwriters over-allotment options to purchase an additional 1,080,000 Class A Shares) after deducting underwriting discounts and commissions and expenses were approximately $168,522,800. From the effective date of the registration statement to date, the Company had not used any of the net proceeds of the Equity Offering.

The Company has incurred significant operating and net losses, due in large part to the start-up and development of the Company's local operations and the development of the Company's European network infrastructure. The Company expects that such losses will continue as the Company implements its growth strategy in Europe, Australia and Latin America in 1998. Historically, the Company has funded its operating losses and capital expenditures through capital contributions, borrowings and a portion of the net proceeds of the Debt Offering.

Cash used in operating activities for the nine months ended September 30, 1997 totaled $60.4 million compared with $13.8 million for the same period in 1996. Capital expenditures for the nine months ended September 30, 1997 were $26.8 million compared with $15.5 million for the comparable period in 1996. Funds expended for acquisitions were $26.8 million during the nine months ended September 30, 1997 compared with $19.5 million for the nine months ended September 30, 1996.

In connection with the issuance of the Notes, the Company was required to purchase marketable securities, which are held by the trustee under the Indenture, in order to secure the payment of the first six scheduled interest payments on the Notes. The market value of such restricted marketable securities was approximately $86 million at September 30, 1997. On May 15, 1997, the Company made its first required semi-annual interest payment in the amount of approximately $22.7 million. The Company will make its second semi-annual interest payment on November 15, 1997. The funds required for the interest payment were released from the restricted securities portfolio.

One of the Company's primary equipment vendors has provided to the Company $50.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At September 30, 1997, approximately $30 million was available under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

The Company is currently contractually committed to the purchase of three international gateway and two domestic switches. This commitment amounts to approximately $8.0 million, all of which is being currently financed under the Company's vendor financing facility.

The Company's 1997-1998 planned network facilities expansion is comprised primarily of both international gateway and domestic switches and is projected to require approximately a total of $15 million of the currently available $30 million under the Company's vendor financing facility.

The Company anticipates that it will enter 7-10 new markets over the next two years. The costs to be incurred in the first year in order to capitalize such operations are projected to range from $500,000 to $2.0 million per market, exclusive of costs related to the acquisition of switching and network equipment which is expected to be vendor financed, and the cost of funding any losses incurred.

The Company's indebtedness as a result of the Debt Offering was approximately $300.0 million at September 30, 1997. Additional indebtedness at September 30, 1997 of approximately $25.7 million represents long-term and short-term debt.

The Company has a $7.5 million revolving credit facility with a bank (the "Revolving Credit Facility"). The Company was not utilizing this facility at September 30, 1997 and the full amount of such facility was available. The Revolving Credit Facility is payable on demand or is otherwise due and payable by the Company on June 30, 1998.

Management believes that the remaining net proceeds of the Equity Offering, the Debt Offering, and, together with available borrowings under the Revolving Credit Facility, vendor financing short-term lines of credit and overdraft facilities from local banks, are expected to fund the Company's planned expansion of its existing operations and fund operating losses for 15 to 20 months; however, this is a forward looking statement and there can be no assurance in this regard. Management believes that no significant restrictions on future earnings or liquidity exists and that the Company's existing level of indebtedness will not have any adverse impact on its operating flexibility. The Company continually monitors its level of indebtedness. However, the Company is continuously reviewing and considering acquisition opportunities and additional financing opportunities. The Company intends to pursue acquisitions which it believes will expand or enhance its current operations. Accordingly, such acquisitions and investments, if consummated, may require a material portion of the Company's financial resources and may accelerate the need for raising additional capital in the future.

Seasonality

The Company's European operations experience seasonality during July and August, December and January, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

AT&T recently filed with the Federal Communications Commission (the "FCC") an opposition to the Company's requests for modification of the International Settlement Policy to implement the Company's accounting rates for international long distance service between the United States and each of Denmark, the Dominican Republic, Finland, Norway and the United Kingdom. AT&T has alleged, inter alia, that the requests violate the principles underlying the International Settlement Policy and the FCC's non-discrimination policy. The Company does not believe that the FCC's resolution of this matter reasonably can be expected to have a material adverse effect on its business or results of operations.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that the Company believes could reasonably be expected to have a material adverse effect on its business or results of operations.

Item 2. Change in Securities and Use of Proceeds

The Company recently revised its capital structure (the "Recapitalization"), in part to (i) effect a 2.19-for-one stock split for each outstanding share of each class of common shares and each outstanding share of Preferred Stock, (ii) increase the number of authorized shares of its Class A Common Stock and Class B Common Stock to an aggregate of 200,000,000 shares and (iii) increase the number of authorized shares of its Preferred Stock to 30,000,000.

On September 30, 1997, the Company commenced an initial public offering of 7,200,000 shares of its Class A Shares, par value $0.00457 per share, internationally (the "International Offerings") and in the United States (the "US Offering," and together with International Offering, the "Equity Offering"). The Company's registration statement on Form S-1 (File No. 333-34281), filed with the Securities and Exchange Commission (the "Commission") with respect to the Equity Offering was declared effective by the Commission on September 30, 1997. All of the Class A Sharess were offered and sold by the Company. Effective upon the consummation of the Equity Offering, all of the outstanding preferred stock were automatically converted into shares of the Company's Class B common stock

The managing underwriter for the US Offering was Goldman Sachs & Co. and the co-lead underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and SBC Warburg Dillon Read Inc. The managing underwriter for the International Offering was Goldman Sachs International and the co-lead underwriters were Merrill Lynch International, Morgan Stanley & Co. International Limited and Swiss Bank Corporation, acting through its Division, SBC Warburg Dillon Read.

As part of the Equity Offering, the Company granted to the underwriters over-allotment options (the "Underwriters Options") to purchase up to an additional 1,080,000 Class A Shares. The underwriters exercised the Underwriters Options and purchased all of such additional shares from the Company. The Equity Offering was completed on October 6, 1997 and the Class A Shares are trading on the NASDAQ National Market under the symbol "RSLCF."

The aggregate offering price of the 7,200,000 of Class A Shares sold in the Equity Offering to the public was $158,400,000 (exclusive of the Underwriters' Option), with proceeds to the Company, (after deduction of the underwriting discount), of $147,672,000 (before deducting offering expenses payable by the Company). The aggregate offering price of the 1,080,000 of Class A Shares sold pursuant to the exercise of the Underwriters' Option was $23,760,000, with proceeds to the Company (after deduction of the underwriting discount), of $22,150,800 (before deducting offering expenses). The total initial offering price, underwriting discount and proceeds to the Company were $182,160,000, $12,337,200 and $169,822,800, respectively.

On September 30, 1997,the effective date of the registration statement and the ending date of the reporting period, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Class A Common Stock offered and sold in the Equity Offerings and pursuant to the exercise of the Underwriters' Option including underwriting discounts and commissions (approximately $12,337,200) and expenses paid for accounting, legal, printing and other expenses was $13,637,200. None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the issuer or to any affiliates of the issuer.

The aggregate net proceeds received by the Company from the Equity Offering and as a result of the exercise of the Underwriters Option, after deducting underwriting discounts and commissions and expenses were approximately $168,522,800.

From the effective date of the registration statement to date, the Company had not used any of the net proceeds of the Equity Offering.

Item 4. Submission of Matters to a Vote of Security Holders

On September 2, 1997, the Company held a special general meeting (the "Meeting") of the shareholders of the Company, pursuant to which all of the shareholders, except one who abstained, voted in favor of (i) an increase in the maximum number of directors of the Company to 11, (ii) the appointment of Fred H. Langhammer as a member of the Board of Directors (all of the other members of the Board of Directors continued after the meeting), (iii) the Recapitalization,
(iv) an amendment to the Company's Bye-laws with respect to the designation of certain committees of the Board of Directors, powers of the Company's Executive Committee, and the quorum for the meeting of the Board of Directors, and (v) an amendment to the Company's 1995 Amended and Restated Stock Option Plan to increase the maximum number of shares reserved for purchase pursuant to the exercise of options granted under the Plan from 1,000,000 to 1,300,000 Class A Shares. At the Meeting, there were present by proxy a majority of the shareholders having the right to attend and vote at the meeting holding together not less than 95% in nominal value of the shares giving such right.

In addition, pursuant to a unanimous written consent of shareholders, dated September 10, 1997, the Company's shareholders approved the adoption of the Company's 1997 Directors Compensation Plan, 1997 Stock Incentive Plan and 1997 Performance Incentive Plan.

Item 5. Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits:

            27.1  Financial Data Schedule

      Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              RSL COMMUNICATIONS, LTD.


Date:  November 14, 1997      By /s/  Mark Hirschhorn
                                 --------------------------
                                 Name:  Mark Hirschhorn
                                 Title: Vice President Finance-Global Controller
                                        (Authorized Officer and
                                        Chief Accounting Officer)

                                  Exhibit Index

27.1  Financial Data Schedule