Form 10-K
period 1997-12-31
RSL COMMUNICATIONS LTD
filed 1998-03-30
CIK 1036297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the fiscal year ended December 31, 1997

|_| Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

      For the transition period from ____________________ to ___________________

      Commission file number 0-23139

                            RSL COMMUNICATIONS, LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            BERMUDA                                               N/A
-------------------------------                         ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

            Clarendon House
             Church Street
            Hamilton HM CX
                Bermuda                                           N/A
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (441) 295-2832
                 -----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

       Securities registered pursuant Section 12(g) of the Exchange Act:

               Class A Common Shares, par value $.00457 per share
               --------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   |X|       No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 26, 1998, 11,040,347 Class A Common Shares of the registrant were outstanding and 30,760,722 Class B Common Shares of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $190,524,767.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Location in Form 10-K in Which
              Document                              Document is Incorporated
              --------                              ------------------------

Registrant's 1998 Proxy Statement                            PART III
 to be filed with the Commission
  no later than April 30, 1998

                                Table of Contents



                                    PART I

       Item 1. BUSINESS
       Item 2. PROPERTIES
       Item 3. LEGAL PROCEEDINGS
       Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    PART II

       Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
       Item 6. SELECTED FINANCIAL DATA
       Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   PART III

       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       Item 11. EXECUTIVE COMPENSATION
       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT
       Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

       Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K

                                    PART I


Item 1.  BUSINESS

Company Overview

       RSL Communications, Ltd. (together with its subsidiaries, the "Company") is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services to both carrier and commercial (including business and residential) accounts. These services include international long distance calling to over 200 countries and calling card, private line and value-added telecommunications services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue generating operations in the United States ("U.S."), the United Kingdom ("U.K."), France, Germany, Sweden, Finland, The Netherlands, Denmark, Australia, Italy, Switzerland, Venezuela and Belgium. The Company is in the process of commencing start-up operations through its investments in majority-owned entities in Austria, Spain, Luxembourg and Japan, and through its 39% investment in a Portuguese telecommunications company. In 1996, approximately 66% of all international long distance telecommunications minutes originated in these markets. The Company plans to expand its operations and network into additional key markets which account for a significant portion of the world's remaining international traffic.

       The Company was formed by Ronald S. Lauder and Itzhak Fisher in 1994 to capitalize on the opportunities created by the growth, deregulation and profitability of the international long distance market. The Company has grown rapidly through acquisitions, strategic investments and joint ventures, as well as through the start-up of its own operations in key markets. The Company began its operations in the U.S. in order to establish a presence in the largest and one of the most deregulated telecommunications markets in the world, and has since expanded its presence to key European countries in anticipation of continued telecommunication deregulation in the European Union ("EU"). In order to pursue opportunities in Latin America, the Company formed in mid-1997 a joint venture with entities controlled by the Cisneros Group of Companies. The Cisneros Group of Companies is a group of companies, owned by or which members of the Cisneros family have an interest, that are engaged in a number of diverse commercial enterprises in a variety of countries around the world (the "Cisneros Group"). The Company has also established a presence in Asia and the Pacific Rim through its operations in Australia and the start-up of its operations in Japan. The Company intends to continue to expand rapidly by establishing or acquiring operations in additional countries as they deregulate.

   Company Structure

       The Company was incorporated under the laws of Bermuda in March 1996. The Company is the successor in interest to RSL Communications Inc., a British Virgin Islands corporation ("RSL BVI"), which was amalgamated into the Company in July 1996. RSL BVI is the successor in interest to RSL Communications, Inc., a Delaware corporation ("RSL Delaware"), which was merged into RSL BVI in April 1995. RSL Delaware and RSL BVI were incorporated in July 1994 and April 1995, respectively.

       The Company's headquarters are located at Clarendon House, Church Street, Hamilton HM CX Bermuda and its telephone number is 441-295-2832.

       United States. The Company operates in the U.S. through International Telecommunications Group, Ltd. ("ITG"), an international telecommunications carrier which operates through its 97% owned subsidiary, RSL COM U.S.A., Inc. ("RSL USA"). The Company owns 100% of ITG. During the first quarter of 1997, the Company completed the consolidation of its U.S. operations under RSL USA. RSL USA's operations include the operations of Cyberlink, Inc. ("Cyberlink") and LDM Systems, Inc. ("LDM").

       Europe. RSL COM Europe Ltd. ("RSL Europe") is a U.K. limited liability company and a wholly-owned subsidiary of the Company, which was formed in March 1995 to implement the Company's pan-European strategy. RSL Europe also serves as the Company's local operator in the U.K. In addition, RSL Europe owns RSL COM Sweden AB ("RSL Sweden") and RSL COM Finland OY ("RSL Finland").

       In May 1996, the Company acquired the international long distance voice businesses of Sprint in France and Germany through its indirectly wholly-owned subsidiaries RSL COM France S.A., a French corporation ("RSL France"), and RSL COM Deutschland GmbH, a German limited liability company ("RSL Germany").

       In October 1996, RSL Europe acquired a 75% interest in the operations of RSL COM Nederland B. V. ("RSL Netherlands"), an international reseller which had been operating in The Netherlands since October 1995, and, in October 1997, acquired the remaining 25% interest in RSL Netherlands. RSL Netherlands in turn owns 100% of RSL COM Danmark A/S ("RSL Denmark"). RSL Denmark commenced operations in Denmark in May 1997.

       In April 1997, RSL Europe acquired a 30.4% interest in Maxitel Servicos e Gestao de Telecomunicacoes ("Maxitel"), a Portuguese international telecommunications carrier, and has since increased its ownership interest in Maxitel to 39%. RSL Europe and the other two principal shareholders of Maxitel entered into a shareholders' agreement pursuant to which, among other things,
(i) certain major decisions by the Board of Directors of Maxitel can only be approved with the consent of RSL Europe and (ii) RSL Europe has the right to designate two directors to the Board of Directors of Maxitel.

       In August 1997, RSL Europe acquired an 85% interest in the operations of RSL COM Italia S.r.1. ("RSL Italy"), an international telecommunications reseller that had been operating in Italy since 1995.

       In August 1997, RSL Europe acquired 50% of Newtelco Telekom AG ("RSL Austria"), which is initially commencing its operations as an international telecommunications reseller. After the completion in September 1997 of certain corporate formalities, the Company's interest was increased to 90% of RSL Austria.

       In December 1997, RSL Europe acquired a 78.5% interest in Callcom AG fur TeleKommunikation ("RSL Switzerland"), a Swiss long distance telecommunications carrier.

       In December 1997, RSL Europe formed a joint venture to establish RSL Communications Spain S.A. ("RSL Spain"). RSL Europe has a 90% interest in the joint venture, and the managing director of RSL Spain owns the remaining 10% interest.

       In December 1997, RSL Europe acquired a 90% interest in European Telecom S.A./N.V. ("RSL Belgium"), an international telecommunications carrier in Belgium, which in turn owns 100% of European Telecom SARL ("RSL Luxembourg"), an international telecommunications carrier in Luxembourg.

       Asia and Pacific Rim. The Company carries on its Australian operations through its wholly-owned subsidiary, RSL COM Asia, Ltd. ("RSL Asia"). The Company carries on other regional operations in Asia and the Pacific Rim through RSL COM Asia Pacific Ltd. In October 1996, RSL Asia established RSL COM Australia Pty. Limited ("RSL Australia") to carry on its Australian operations. In March 1997, the Company incorporated RSL COM Japan K.K. ("RSL Japan"), a wholly-owned subsidiary of RSL Asia, to initiate the Company's operations in Japan. To date, the Company has not generated revenues in Japan. The Company expects to commence generating revenues in Japan in mid-1998. In April 1997, RSL Australia acquired substantially all of the commercial contracts of Pacific Star Communications Limited ("Pac Star"), an Australian switchless reseller.

       As of October 1997, RSL Australia acquired 100% of the issued capital of, and the copyrights in the billing software used by, the members of Call Australia Pty. Ltd., Associated Service Providers Pty. Limited, Digiplus Pty. Limited, Power Serve Communications Consultants Pty. Limited, Talk 2000 Networks Pty. Limited and Telephone Bill Pty. Limited (collectively the "Call Australia Group"), leading Australian resellers. In November 1997, RSL

Australia purchased 85% of EZI Phonecard Holdings Pty. Limited ("EZI"), an international reseller and prepaid calling card services provider.

       In March 1998, the Company agreed to acquire, in two separate transactions, the customer base of each of First Direct Communications Pty., Limited and Link Telecommunications Pty., Ltd., two switchless mobile telecommunications resellers in Australia. The transactions are subject to regulatory approval in Australia and other customary conditions to closing.

       Latin America. The Company conducts its operations in Latin America through RSL Communications Latin America, Ltd. ("RSL Latin America"). RSL Latin America is a joint venture which is 51% owned by the Company and 49% owned by the Cisneros Group. RSL Latin America owns 100% of RSL COM Venezuela C.A. (formerly known as Sprintel de Venezuela C.A.) ("RSL Venezuela") a telecommunications carrier in Venezuela.

       In February 1998, the Company entered into a joint venture agreement with PCM Comunicaciones, S.A. de C.V., a licensed long distance telecommunications service provider in Mexico, to provide domestic and international long distance telecommunications services primarily to small and medium-sized businesses in Mexico. The transaction is subject to regulatory approval in Mexico and other customary conditions to closing.

Industry Overview

       International telecommunications involves the transmission of voice and data from the domestic telephone network of one country to that of another. According to industry sources, international long distance switched telecommunications traffic worldwide increased from 28 billion minutes in 1989 to 70 billion minutes in 1996 and is projected to reach between approximately 99 and 151 billion minutes by the year 2000. The market for these services is highly concentrated in more developed countries, with Europe and the U.S. accounting for approximately 41% and 27%, respectively, of the industry's 1996 total worldwide minutes of use.

       International telecommunications is currently recognized as one of the fastest growing and most profitable segments of the long distance telecommunications industry, having experienced a compounded growth in total minutes of 14.0% per annum from 1989 to 1996. The industry has been undergoing rapid change due to the continued deregulation of the telecommunications market, the construction of additional infrastructure and the introduction of new technologies, which has resulted in increased competition and demand for telecommunications services worldwide. Forecasts by the International Telecommunications Union (the "ITU"), a worldwide telecommunications organization under the auspices of the United Nations, and Analysys Ltd., a telecommunications industry consulting group, project this trend to continue with an annual growth rate between approximately 11% and 17% through the year 2000.

       The increasing pace of deregulation in telecommunications is evidenced by the recent Basic Telecommunications Agreement of the World Trade Organization (the "GBT Agreement"). The GBT Agreement, signed by 69 countries, calls for relaxed restrictions on foreign ownership and a commitment to deregulate telecommunications and allow competition. Of the 69 signatories to the GBT Agreement, 65 have agreed to adopt certain regulatory principles which call for deregulation of telecommunications markets and the initiation of competition based on the following actions: (i) pro-competitive regulation; (ii) creation of favorable interconnect terms, (iii) standard licensing criteria, (iv) establishment of an independent regulator, and (v) non-discriminatory allocation of scarce resources (e.g., rights of way, frequencies, telephone numbers). Each of the signatory nations which adopted these principles has set a different timetable for the enactment of such principles, although there can be no assurance of such enactment. In November 1997, the Federal Communications Commission (the "FCC") revised its rules to implement commitments made by the U.S. under the GBT Agreement.

       Deregulation has coincided with technological innovation in the telephone industry. New technologies include fiber optic cable and improvements in computer software, digital compression and processing technology. Fiber optic cable, which has widely replaced traditional wire lines, has dramatically increased the capacity, speed and flexibility of telephone lines. In addition, recent developments in software and hardware enable the transmission of voice over the Internet through the use of special access servers, although the quality of the call is not yet comparable to the quality of calls made over traditional cable lines. In part as a result of these technological innovations, lack of capacity is a less significant barrier to entry for new international telephone companies and the transmission costs per minute of an international call have decreased substantially.

       Deregulation and privatization of telecommunications services and the onset of competition have also resulted in (i) the broadening of service offerings, including advanced and enhanced services (such as global voicemail, faxmail and electronic mail, itemized and multicurrency billing and the ability to allow customers to pay for long distance calls made from any telephone using a single account (e.g., calling cards)) and (ii) lower end-user prices. These factors have contributed to an increase in the volume of both inbound and outbound call traffic. Despite falling prices, the overall market for international long distance traffic has been growing and the decline in prices generally has been more than offset by an increase in telecommunications usage.

   U.S. International Long Distance Market

       The U.S. international long distance switched telecommunications market accounted for approximately 27% of global international long distance call originations in 1996 based on minutes of use. The industry is large and growing, with revenues for U.S.-originated international long distance telephone services rising from approximately $6.9 billion (6.8 billion minutes) in 1990 to approximately $13.9 billion (18.9 billion minutes) in 1996. The growth of the U.S.-originated international long distance market was initially attributable to deregulation and the decrease in prices which accompanied the onset of competition. Deregulation and the resulting competition also led to improvement in service offerings and customer service. More recently, in addition to further U.S. deregulation, the growth of the U.S.- originated international long distance market has been attributable to (i) the continued deregulation of other telecommunications markets throughout the world, (ii) the privatization of government-owned post, telegraph and telephone monopolies ("PTT"), (iii) increased capacity, improved quality and lower operating costs attributable to technological improvements, (iv) the expansion of telecommunications infrastructure and (v) the globalization of the world's economies and free trade.

       The profitability of the traditional U.S.-originated international long distance market is principally driven by the difference between settlement rates (i.e., the rates paid to other carriers to terminate an international call) and billed revenues. Increased competition arising from deregulation and privatization and pressure arising from increased global trade have brought about reductions in settlement rates and end-user prices, reducing termination costs for U.S.-based carriers. Based on FCC data for the period 1989 through 1996, per minute settlement payments by U.S.- based carriers to foreign PTTs fell 39%, from $.70 per minute to $.43 per minute. The FCC issued in September of 1997 benchmark levels for settlement rates, of between $.15 and $.23 per minute, in an effort to reduce the settlement rates charged and paid by U.S. carriers. Such benchmark rates are substantially lower than the current settlement rates. The FCC has encouraged carriers to use alternative measures to terminate international traffic other than through operating agreements and the international settlement process. The Company believes that as settlement rates and costs for leased capacity continue to decline, international long distance will continue to provide high revenue and gross profit per minute, although there can be no assurance in this regard.

       Although the Company focuses on the international telecommunications market, it also provides domestic long distance services to many of its customers. According to the FCC, the U.S. domestic long distance market grew in total minutes at an annual compound rate of approximately 7.6% from 1989 to 1995 while the U.S.-originated international long distance market grew in total minutes at an annual compound rate of approximately 15.4% during the same period. Although the domestic market is much larger, the profit per minute of use for international traffic has generally been higher than for domestic traffic. See "--U.S. Operations."

   European International Long Distance Market

       The European international long distance market is the largest in the world, accounting for approximately 29 billion minutes or approximately 41% of worldwide minute originations in 1996 based on minutes.

       The European PTTs have historically had monopolies on providing telephone services, making the cost of international telephone calls from Europe much higher than similar calls from the U.S. In addition, the Company believes that many PTTs have used profits from international traffic to subsidize domestic calling. Customers in many European markets are not able to obtain a number of value-added features taken for granted in the U.S., such as itemized billing, touch tone dialing, voice mail and other enhanced services. Deregulation, together with significant advances in technology that have decreased the cost of providing services and allowed the provision of more sophisticated value-added features, have made it possible for other telephone companies to compete with the PTTs in providing international voice telecommunications services.

       A 1990 European Commission ("EC") directive (the "1990 Directive") required each EU member state to liberalize by 1992 all telephony services offered over its public switched telephone network ("PSTN"), with the exception of basic "voice telephony" and specified other services. The effect of the 1990 Directive was that value-added services and the delivery of voice telephony to closed user groups (i.e., to a specified group of people) were liberalized to the extent that they do not come within the 1990 Directive's definition of basic "voice telephony." Different interpretations as to whether a service should be regarded as a value-added service or as a basic "voice telephony" service, and as to what constitutes a closed user group, have led to variations among the EU member states as to what services may be delivered and the manner in which they can be provided. In addition, certain EU member states are late in enacting the relevant legislation implementing the 1990 Directive, which has created further regulatory uncertainty. Under a 1996 EC directive (the "Full Competition Directive"), voice telephony services were to be liberalized by January 1, 1998 in most of the EU member states. However, many of the EU countries in which the Company operates did not meet the January 1, 1998 requirement of the Full Competition Directive and there can be no assurance regarding the timing or extent of liberalization in any particular country or the EU in general. See "--European Operations--General" for a more detailed discussion of the Full Competition Directive and related regulatory matters.

       In response to these European regulatory changes, a number of different competitors, including the Company, are emerging to compete with the European PTTs. At one end of the scale, the large U.S. telecommunications service providers and European PTTs have begun to form "mega-carrier" alliances to compete in offering value-added services and the resale of calling services across Europe. At the other end of the scale, a number of competitors have emerged that primarily provide long distance "call back" telephone service. Other companies are developing networks in Europe to service specific markets.

       The Company believes, along with many industry observers, that the deregulation currently underway in many countries in continental Europe will lead to market developments similar to those that occurred in the U.S. and the U.K. upon deregulation of long distance telecommunications services. Such deregulation in the U.S. and the U.K. has resulted in an increase in call traffic and the emergence of multiple new telecommunications services providers of varying sizes. In addition, significant reductions in prices, particularly for domestic long distance calls, as well as improvement in both the services offered and the level of overall responsiveness to customers, have occurred. Although pricing has become competitive in both countries, pricing levels continue to permit services to be profitably provided. There can be no assurance, however, that this will continue to be the case.

   Latin American International Long Distance Market

       Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Certain countries have competitive local and/or long distance sectors, most notably Chile, which has competitive operators in all sectors. Colombia has granted an operating license to a local company, ending the monopoly of Colombia's PTT. In addition, various Latin American countries have completely or partially privatized their national carriers, including Argentina, Chile, Mexico, Peru and Venezuela. Venezuela has also legalized value-added services and has targeted January 1, 2000 as the date for deregulation. Brazil has adopted a constitutional amendment requiring the privatization of its PTT, the establishment of an independent regulator and the opening of the telecommunications market to competition. In Mexico, the former PTT has been privatized, its exclusive long distance concession expired in August 1996 and it has been obligated to interconnect with the networks of competitors since January 1997. Competition in Mexico has been initiated and an independent regulator has been established.

   Other Markets

       Deregulation is spreading throughout many of the major markets in Asia and the Pacific Rim. A significant number of countries in these regions are signatories of the GBT Agreement and have committed to open their markets to competition. Australia, the Philippines and New Zealand have already opened their markets to full competition and Hong Kong, Indonesia, Japan, South Korea and Malaysia have legalized the provision of value added services. Hong Kong also licensed three new carriers in 1997 to provide local service and Singapore will be licensing two new operators in 1998.

       Despite the growth and deregulatory trends in the global telecommunications market, the pace of change and emergence of competition in many countries, particularly in parts of Africa, remains slow, with domestic and international traffic still dominated by the government-controlled PTTs. The Company believes that international carriers, such as itself, which have already established, or are in negotiations to establish, operating agreements with the PTTs in many such countries will be well-positioned to capture the benefits of increasing traffic flows as the telecommunications infrastructure in these countries is expanded.

       The Company believes that the trend towards deregulation creates numerous opportunities for international carriers such as itself to increase their access to developing telecommunications markets and to increase their market share for calls both into and out of these emerging markets. The Company believes that many of the emerging carriers in developing countries, as well as certain recently privatized PTTs, are likely to seek alliances, partnerships or joint ventures with other international carriers to expand their global networks, and that the size of many of the markets may lead them to seek alliances with carriers like the Company as opposed to the mega-carriers, such as Uniworld, Concert and Global One. Although there is a general trend towards deregulation worldwide, there can be no assurance regarding the timing or the nature of deregulation, whether any deregulation will occur at all or whether any trend towards deregulation will not be reversed in any particular country.

International Long Distance Mechanics

       A long distance telephone call generally consists of three segments: origination, transport and termination. A typical international long distance call originates on a local exchange network or private line and is carried to the international gateway switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and finally to another local exchange network or private line where the call is terminated. A domestic long distance call is similar to an international long distance call, but typically involves only one long distance carrier, which transports the call on fiber, microwave radio or via a satellite connection within the country of origination and termination. Generally, only a small number of carriers are licensed by a foreign country for international long distance and, in many countries, only the PTT is licensed to provide international long distance service. Although the Company is licensed or otherwise permitted (or not prohibited) to operate as an international long distance carrier in most of its current markets, the range of services that may be offered pending further deregulation is, in certain countries, limited to value-added services and closed-user group services. See "--European Operations--General". Any carrier that desires to transport switched calls to or from a particular country must, in addition to obtaining a license or other permission (if required), enter into operating agreements or other arrangements with the PTT or another international carrier in that country or lease capacity from a carrier that already has such arrangements.

   Origination

       The Company can originate calls in all countries where it currently has revenue-generating operations and route them to its local switch through a dedicated telephone line between the customer and the Company's switch (commonly known as "direct access"). In addition, depending on local regulations, the Company can originate calls by using the PSTN. In the U.S., all licensed long distance carriers are provided with "equal access," which allows such carriers to directly interconnect with the PSTN on the same basis. As a result of equal access, all long distance calls from a customer are routed directly to the Company's local switch without requiring the customer to dial any special access numbers. This is accomplished by the local telephone company in the customer's territory programming its network to direct all of the Company's customers' long distance calls to the selected switch. Outside the U.S., certain restrictions require the Company to utilize one of the following methods to originate a call via the PSTN.

       Prefix Dialing. Prefix dialing allows a customer to access the Company's switch via the PSTN by dialing a multiple digit access code (the "prefix") assigned to the Company prior to dialing the destination telephone number. Prefix dialing requires direct interconnection with the operator of the PSTN, typically the PTT or another major carrier, in order to allow the PSTN to recognize the prefix and direct the call to the Company's switch. In order to make the use of prefix dialing service transparent to the customer, the Company can either program the customer's telephone system or install an auto-dialer device to automatically dial the prefix on behalf of the customer when appropriate. The auto-dialer device is purchased, installed and maintained by the Company.

       In Europe, prefix dialing is currently provided only by the Company's operations in the U.K., Sweden and Finland because prefix dialing service requires interconnection with the PSTN, which is either not currently permitted or not implemented by the Company in the remainder of Europe. Prefix dialing was scheduled to be provided in the remainder of the EU after January 1, 1998, when deregulation was required under the Full Competition Directive, but such schedule has not been met and is unlikely to be met, for the most part, until the second half of 1998, at the earliest. In France, RSL France has been granted a four digit prefix by the French national telecommunications regulatory authority and has a pending application for authorization, pursuant to articles L 33.1 and L 34.1 of the Postal and Telecommunications Code, to operate a public network. Prefix dialing requires the Company to incur a substantial up-front fixed fee that is payable to the PTT or other operator of the PSTN for interconnection. The Company is then charged a variable local access charge to route each call to the Company's switch. Despite such fees, for customers generating relatively low volumes of calls or in remote locations, prefix dialing is a more cost-effective form of call origination than through a direct access line.

       Direct Access. Direct access allows a customer to connect its phone system directly to the Company's switch utilizing a dedicated phone line. Dedicated phone lines are leased on a monthly or longer-term fixed cost basis from the PTT or other local exchange carrier. This method of origination is only cost-effective for those customers which generate substantial volumes of international traffic, given the fixed cost of leasing a dedicated line.

       Dial-In. In countries where interconnection with the PTT or other operator of the PSTN is currently not available, the Company can provide dial-in services to closed user groups by allowing the customer to directly call the Company's switch via the PSTN by dialing a pre-assigned telephone number (local or toll-free), followed by a pin-code (which allows the switch to recognize the customer) and the destination telephone number. The mechanics of this service are substantially similar to calling card services currently provided by the Company and other carriers in the U.S. What constitutes a closed user group has been the subject of a fair degree of interpretation among EU member states, but is generally interpreted as meaning that the customer can only call a limited predetermined group of destinations. As with prefix dialing, the Company can make this service more transparent to the customer by programming the customer's telephone system or installing an auto-dialer, subject to local regulation. Given the greater number of digits required to be dialed by the customer, however, a slight delay in placing a call cannot be avoided by this service. Dial-in service involves a variable local access charge to route the call to the Company's switch.

   Transport

       The transport of telephone calls is accomplished via land-based cables or undersea cables, which are usually fiber optic, or by microwave radios or satellites. A carrier can obtain half circuits on cable systems through minimum investment units ("MIUs"), indefeasible rights of use ("IRUs") or leases. In instances where a carrier has not purchased interests in a cable prior to the time when the cable was placed in service, the carrier is only permitted to acquire capacity on the cable through the purchase, by way of a lump sum payment, of an IRU. The fundamental difference between an IRU holder and an owner of MIUs is that the IRU holder is not entitled to participate in management decisions relating to the cable system. Between two countries, a carrier from each country owns a "half-circuit" of a cable, essentially dividing the ownership of the cable into two equal components. In the event that the Company commences utilizing its remaining operating agreements, it will have to either invest in additional IRUs or MIUs, or acquire satellite capacity, to enable it to connect to a carrier in such countries. Additionally, any carrier may generally lease circuits on a cable from another carrier with an MIU or IRU. Satellite circuits are also obtained on a leased basis.

       Traditionally, international long distance traffic is exchanged under bilateral operating agreements between international carriers which own MIUs or IRUs on the same fiber optic cable system in two countries or through leased satellite capacity. Operating agreements provide for the termination of traffic in, and return of traffic to, the carriers' respective countries at negotiated accounting rates. Operating agreements typically provide that carriers will return to their correspondents a percentage of the minutes received from such correspondents ("return traffic"). In the U.S., this percentage is set by the FCC to be the relative ratio of U.S. inbound traffic to U.S. outbound traffic to each country. In addition, operating agreements provide for network coordination and accounting and settlement procedures between the carriers.

       Accounting rates are reciprocal between each party to an operating agreement. For example, if a foreign carrier charges a U.S. carrier $0.30 per minute to terminate a call in the foreign country, the U.S. carrier would charge the foreign carrier the same $0.30 per minute to terminate a call in the U.S. All U.S. carriers face a single accounting rate for each country unless otherwise permitted by the FCC.

       The term "settlement" rates arises because carriers pay each other for traffic exchanged utilizing the accounting rate structure on a net basis determined by the difference between inbound and outbound traffic between them. Settlement rates differ between countries. For example, a U.S. carrier may have a settlement rate of $.30 to terminate a call in one country and $.35 in another country while a U.K. carrier may have settlement rates of $.45 and $.40 to terminate calls in the same countries. By linking the Company's local operations in each country ("Local Operators") over owned and leased facilities, the Company bypasses this traditional settlement process and lowers its cost of transporting its international traffic.

       The FCC has established a policy that effectively prohibits foreign carriers from discriminating among U.S. carriers (the "International Settlements Policy"). The International Settlements Policy requires: (1) the equal division of accounting rates; (2) non-discriminatory treatment of U.S. carriers; and (3) proportionate return of inbound traffic. In December 1996, the FCC modified its rules to allow alternative payment arrangements that deviate from the International Settlements Policy between any U.S. carrier and any foreign correspondent in a country that satisfies the FCC's effective competitive opportunities test. The FCC also stated that it would allow alternative settlement arrangements between a U.S. carrier and a foreign correspondent in a country that does not satisfy the effective competitive opportunities test, if the U.S. carrier can demonstrate that deviation from the International Settlements Policy will promote market-oriented pricing and competition while precluding abuse of market power by the foreign correspondent.

       In September 1997, the FCC adopted new lower benchmark rates that U.S. carriers must pay to foreign carriers in order to settle calls originating from the U.S. The benchmark rates were adopted to remedy a growing U.S. settlement deficit, which results from the imbalance between outbound and inbound call volume, which is estimated to be approximately 70% higher than the actual cost of terminating international calls. Three benchmarks were established to fit the income level of foreign countries, with a low of $0.15 per minute for high income countries and a high of $0.23 per minute for low income countries. Implementation periods, ranging from one year for high income nations to five years for nations with less than one telephone line for every 100 inhabitants, were also adopted. The FCC also determined that a grant of authorization to provide international facilities-based switched service from the U.S. to an affiliated market would be conditioned on the carrier's foreign affiliate offering U.S. international carriers a settlement rate at or below the relevant benchmark. If, after the carrier has commenced service to an affiliated market, the FCC learns that the carrier's service offering has distorted market performance, the FCC will take enforcement action. The new benchmarks are intended to promote a competitive environment in which rates will more closely reflect costs; officials also hope that the FCC's order will encourage multilateral negotiations and lead to an international agreement to reduce costs further.

       The GBT Agreement requires signatories to open their telecommunications markets to competition. Consistent with the commitments made by the U.S. under the GBT Agreement, the FCC has revised its rules to establish an open entry standard for applicants from World Trade Organization member countries seeking authority to provide international telecommunications service in the U.S., and has adopted a rebuttable presumption that the U.S. affiliates of foreign carriers with less than 50% market share in each relevant market on the foreign end should be treated as non-dominant. These open entry policies will apply to applicants of all World Trade Organization member countries, including those who are not signatories to the GBT Agreement.

       A carrier which does not have an operating agreement with a carrier in a particular country is able to provide international service to that country by leasing capacity from a carrier which does. Until recently, in many foreign countries there was only one operating agreement in place between that country's PTT and a foreign based international carrier as a result of monopolies held by such PTTs. For example, in the U.S., before the deregulation of telecommunications services, American Telephone & Telegraph, Inc. ("AT&T") was the only carrier that had operating agreements with foreign carriers. However, after deregulation, MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint"), over a period of years, each negotiated its own operating agreements with foreign carriers. Since then, a limited number of other U.S.-based companies, including the Company, have been able to secure operating agreements with foreign carriers. Operating agreements are expected to become increasingly available as international markets deregulate and new carriers that are seeking business partners emerge in countries previously subject to a PTT monopoly or other limited competition market.

       For an international long distance company without operating agreements or its own international network, the profitability of originating international traffic is a function of, among other things, the difference between its billing rates and the rates it must pay another carrier to transport and terminate such traffic.

       For a company with operating agreements that provide for return traffic, the profitability of originating international traffic will be a function of, among other things, the volume of its originating traffic and its billing rates, as well as the relative volume of its originating and return traffic minutes. Under the settlement process, a carrier which originates more traffic than it receives, will, on a net basis, make payments to the corresponding carrier, while a carrier which receives more traffic than it originates will receive payments from the corresponding carrier. If the incoming and outgoing flows of traffic are equal in the number of minutes transmitted, there is no net settlement payment to either carrier. Therefore, in addition to all of the other factors that can influence the profitability of a long distance carrier, the profitability of an international carrier is dependent on its relative flows of incoming and outgoing traffic.

       Return traffic can be more profitable than outgoing traffic when there is a significant disparity in the cost of terminating traffic between the two countries that are party to an operating agreement. This is particularly true for a U.S. carrier because the actual cost for a U.S. carrier to terminate a call in the U.S. generally is less expensive than the settlement cost under an operating agreement with any foreign carrier and return traffic does not involve any origination costs. The receipt of more profitable return traffic reduces the aggregate cost to a carrier to transport traffic pursuant to an operating agreement, and carriers with significant levels of return traffic can price their international transport and termination services at a discount to the settlement cost and recover the discount on the return traffic.

   Termination

       The termination of an international call occurs after the call has been transported to an international carrier in the destination country. The international carrier then transports the call to a local exchange network where it is then terminated. In many countries, only the PTT is licensed to provide international long distance service and local exchange services.

Company Strategy

       The Company's strategic objective is to create a low-cost facilities-based global network that provides high quality international telecommunications services to small and medium-sized businesses in key markets. The key elements of the Company's strategy to achieve this objective are as follows.

   Focus On Providing International Long Distance Services

       The international long distance public switched telecommunications market is currently recognized as one of the fastest growing and most profitable segments of the long distance industry. The Company provides a broad array of international and domestic services but focuses on providing services to end-users which generate significant calling traffic between countries to capitalize on (i) the continued growth of international traffic and (ii) the margin opportunity created by the high end-user rates currently maintained by PTTs and other dominant carriers.

   Establish Operations In Key Markets

       The Company establishes operations in markets that (i) originate or terminate significant levels of international traffic and (ii) are, or are in the process of being, deregulated. The Company has structured its Local Operators to be managed independently and expects its Local Operators to be separately profitable, while benefiting from centralized strategic, financial and network support provided by the Company.

   Enter Markets Early

       The Company seeks to enter new markets ahead of full deregulation in an attempt to gain competitive advantages over carriers which attempt to enter a market after deregulation is complete. These advantages include (i) the development of multiple sales channels and the establishment of a customer base prior to widespread competition, (ii) the early acquisition of scarce experienced technical and marketing personnel and distribution channels and
(iii) the achievement of name recognition as one of the early competitors to the incumbent PTTs. The Company employs multiple marketing and distribution channels, including direct sales forces, telemarketing organizations, agents and resellers, while also forming marketing alliances with other service providers, such as Internet service providers and mobile service providers.

   Target Small and Medium-Sized Businesses

       The Company focuses on offering high quality products and services to small and medium-sized businesses that originate in excess of $500 in international telephone calls per month. The Company believes that this segment offers significant market opportunities because it has traditionally been underserved by the major global telecommunications carriers and the PTTs, which offer their lowest rates and best services primarily to higher volume multinational business customers. The Company believes that in most markets, small and medium-sized businesses account for a significant percentage of international calling traffic and will continue to do so in the future.

   Develop A Cost Competitive Global Network

       Most of the Local Operators maintain network switching facilities to establish points of presence ("POPs") to provide international voice and other telecommunications services in their markets. By integrating its current and future POPs into RSL-NET, the Company believes that it will be able to originate, transport and terminate traffic utilizing its own network, thereby bypassing the high costs associated with the transport of the international portion of a call through a third party carrier. This is expected to enable the Company to reduce significantly its operating costs for calls that originate and terminate in markets in which the Company has Local Operators, as well as its overall operating costs.

   Pursue Strategic Acquisitions and Alliances

       The Company intends to enter additional markets and expand its operations through acquisitions, joint ventures, strategic alliances and the establishment of new operations. The Company is continuously reviewing acquisition opportunities and seeks to acquire control of businesses with an established customer base, compatible operations, licenses to operate as an international carrier, experience with additional or emerging telecommunications products and technologies and/or experienced management. The Company intends to pursue acquisitions which it believes will enhance its ability to expand and grow its business. For example, the Company has entered into a joint venture with the Cisneros Group and a strategic alliance with L.M. Ericsson A.B. ("Ericsson").

   Leverage Expertise Of Management Team

       The Company has retained a number of experienced management personnel in the telecommunications industry, many of whom have had significant experience with incumbent providers, as well as early competitors in deregulating markets. As a result, the Company believes that it is well positioned to manage the rapid growth of its customer base and network infrastructure.

   Manage Network Investments

       The Company seeks to manage the investment of capital within its network on an incremental basis in order to maximize the efficiency of its capital expenditures program. In general, the Company transmits traffic by leasing capacity on a variable cost per minute basis until it believes that a direct investment in facilities or a fixed cost lease arrangement between countries or on a particular route is warranted. When the cost of owning facilities is justified relative to leasing facilities, and the Company invests in such facilities, the Company generally experiences higher gross margins and lower overall transmission costs.

Network

       The Company generally utilizes a single switch technology platform for its international gateway switches comprised of state-of-the-art Ericsson AXE-10 switches. The Company believes that a single switch platform gives the Company a strategic advantage in developing new services and allows the Company to upgrade network software on a more efficient basis when compared to other global carriers which may employ multiple switch technologies. The Company is also pursuing alternative transmission technologies such as the Internet in order to minimize its operating costs.

   Owned Facilities

       The Company's owned facilities include switches and interests in international fiber optic cable systems. The Company's 11 international gateway switches are located in New York, Los Angeles, London, Stockholm, Paris, Frankfurt, Helsinki, Vienna, Copenhagen, Lisbon and Sydney. In addition, the Company operates seven domestic switches in Rotterdam, Amsterdam, New York, London, Melbourne, Brisbane and Caracas, although the Company's Australian switches cannot be used until they are interconnected with the Australian PSTN which is anticipated to occur by the end of the first quarter of 1998. The Company's existing international gateway switches conform to international signaling and transmission standards provided for in the International Telegraph and Telephone Consultative Committee ("CCITT") recommendations and allow the Company to interconnect its network to existing PTT and carrier networks around the world while maintaining quality and dependable services. The Company's switch and related equipment purchases have been financed by Ericsson and the Company believes it has developed a favorable working relationship with Ericsson which will enable the Company to benefit from Ericsson financing for future Ericsson purchases, although there can be no assurance that this will be the case. The Company's switching facilities are easily expandable to accommodate growth.

       The Company also owns capacity on certain international digital fiber optic cable systems. The Company's U.S. operations currently own IRUs on four undersea fiber optic cable systems, which are the CANUS-1, CANTAT-

3, PTAT-1 and the TAT-12/TAT-13 systems and owns MIUs on six undersea fiber optic cable systems, which are the Antillas I, Odin, Rioja, APCN, NPCard JASAURUS systems. The Company also owns MIUs on the CMC and MCC terrestrial fiber optic cables. The Company also is currently in negotiations to purchase IRUs for its U.S. operations on the Columbus II, TPC-5, America's One, T-C and Eurafrica Systems and on Ariane-2, Aphrodite and GEMINI undersea fiber optic cable systems. The Company's Swedish operation owns IRUs on the CANTAT-3 and MIUs on the KATTEGAT-1 transoceanic cables. The Company's U.K. operations owns IRUs on the UK-NL14, CANTAT-3 and PTAT-1 undersea fiber optic cable systems and plans to purchase MIUs on the FLAG and GEMINI transoceanic cable systems. The Company's Australian operation owns MIUs on the APCN, JASAURUS and NPC undersea fiber optic cable systems and on the CMC and MCC terrestrial fiber optic cables.

   Operating Agreements

       The Company's operating agreements provide the Company with the ability to transmit traffic directly to foreign carriers over jointly-owned facilities rather than utilizing leased capacity. The Company's U.S. operations currently hold 18 operating agreements (one of which allows the Company to transmit traffic into three countries), which provide potential direct access to Australia, Azerbaijan, Bolivia, Chile, Denmark, the Dominican Republic, Japan, Jordan, The Netherlands, New Zealand, Norway, Russia, Sweden, Switzerland, Suriname and the U.K. The Company currently only transmits and terminates traffic pursuant to operating agreements in the Dominican Republic, the U.K., Denmark, The Netherlands, Russia and Norway. See "--U.S. Operations--U.S. Network Architecture." The Company believes that these agreements constitute significant assets and that the Company is one of only a limited number of carriers within the U.S. that has been able to secure a significant number of operating agreements with non-U.S. carriers. The Company's Swedish operation currently utilizes two operating agreements which enable it to exchange traffic with Denmark and Norway. Operating agreements lower the cost of transmitting traffic by allowing the Company to utilize its MIUs and IRUs to correspond directly with its foreign carriers, thereby eliminating the cost of transmitting a call through leased capacity. In addition, if the Company can develop sufficient traffic into another country, it can potentially develop an additional source of revenue through return traffic or other settlement arrangements with the PTT or other carriers in that country.

   Leased Capacity

       For all routes where the Company does not own facilities or utilize operating agreements, the Company utilizes leased capacity. In addition, the Company has arrangements with local carriers in each country in which it originates traffic to transmit domestic calls from its end-users to its switch. The Company does not own or intend to own intra-national transmission facilities networks, unless required to do so in order to receive regulatory approvals to operate, due to the general availability of such facilities for lease and the high cost associated with the development and operation of a transmission line infrastructure. Leased capacity is typically obtained on a per minute basis or a point-to-point fixed cost basis. The Company utilizes leased satellite facilities for traffic to and from those countries where digital undersea fiber optic cables are not available or cost-effective. Leased satellite facilities are also used for redundancy when digital undersea cable service is temporarily interrupted.

   Network Management Systems

       The Company generally utilizes redundant, highly automated state-of-the-art telecommunications equipment in its network and can, in cases of component or facility failure, use the network management facilities to redirect calls to another carrier's facilities. Back-up power systems and automatic traffic re-routing enable the Company to provide a high level of reliability to its customers. Computerized automatic network monitoring equipment allows fast and accurate analysis and resolution of service problems. The Company maintains separate network management facilities for its U.S. and European operations which maintain separate least cost routing systems. U.S. network management is operated from the Company's facilities in New York and Los Angeles. European network management for the U.K., Sweden, France, Germany and Finland is operated centrally from the Company's switching center in London.

Network Strategy

       The Company has switches in most of the countries in which it operates. The Company has connected its current switches and expects to connect its future switches by investing in IRUs and MIUs or fixed point-to-point leases, subject to local regulatory conditions. In countries in which the Company currently operates without a switch and in each new market the Company enters, the Company intends to install its own switching facilities which will then be integrated into RSL-NET to improve the Company's overall cost structure. The Company transmits traffic from its Local Operators on capacity leased on a variable cost per minute basis until it believes an investment in owned facilities or fixed cost lease arrangements between countries or on a particular route is warranted. To the extent traffic can be transported between two Local Operators over MIUs and IRUs or lines leased on a fixed cost point-to-point basis, there is almost no marginal cost to the Company. In such cases, the Company will be able to bypass the traditional settlement process for the transport and termination of international traffic. The settlement rates for international correspondence are based on negotiated rates which are, according to the FCC, up to 70% higher than the actual cost. The Company expects that it will realize significant cost savings by routing an increasing portion of its international traffic over its owned and leased facilities as opposed to corresponding via operating agreements, in particular, once the markets in which the Company operates deregulate sufficiently to allow interconnect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Deregulation on European Cost of Services." In addition, each of the Local Operators maintains an independent cost structure for all other traffic. By directly linking its operations, the Company will be better able to implement a least cost routing system. See "--International Long Distance Mechanics."

       For calls to countries where the Company does not have a Local Operator, the Company seeks to establish and utilize an operating agreement with a local carrier. While this method generates higher costs than transporting calls between the Local Operators, it has the potential to generate higher margin return minutes. The Company has not generated significant return minutes to date. In addition, by strategically establishing its Local Operators and obtaining operating agreements, the Company will seek to arbitrage the differential in settlement rates between countries.

       Origination and termination of traffic is accomplished through transmission capacity leased on a per minute basis, except where the Company provides private line service. As the Company's operations in a given country grow, the Company generally will install additional POPs and lease transmission capacity (on a point-to-point fixed cost basis) to connect the new POP to its international gateway switch. This will enable the Company to reduce its dependence on relatively high cost-per-minute leases by reducing the distance calls will travel over capacity leased on that basis.

Products and Services

       The Company offers a variety of long distance products and services to its customers, as well as certain value-added services. Although the Company focuses on providing international service, it also provides domestic long distance services, where permitted under relevant regulations, to accommodate customer demands. See "-- Industry Overview," "--International Long Distance Mechanics," "U.S. Operations" and "--European Operations-- General."

       The Company provides the services described below to the extent permitted by local regulation in each of its markets.

   Long Distance Services

       The Company provides domestic and international long distance service to its customers. Currently, the Company provides domestic services in the U.S., the U.K., Sweden, Belgium, Finland and Australia. In the U.S., the Company is certified and tariffed or otherwise authorized to originate intrastate, interexchange calls in 48 states and the District of Columbia and can terminate calls throughout the U.S.

   Private Line Service

       The Company can provide dedicated point-to-point connections to businesses requiring dedicated private telephone lines for high volumes of voice and data between the customer's offices in all countries where the Company has revenue generating operations.

   Calling Cards

       The Company's calling cards are either prepaid cards or post paid cards (for which calls are billed in arrears). The Company's calling cards provide international call access to or between all countries that have direct dial service with the U.S. Prepaid calling cards are similar products to other calling cards, but differ in marketing focus as well as the method of payment. A customer purchases a prepaid card that entitles the customer to make phone calls on the card up to some limit. The Company also offers prepaid calling cards that are rechargeable. In all cases, the card number is proprietary to the customer and is secured by means of a personal identification number. The Company currently offers these products only in the U.S., the U.K., The Netherlands, Australia, Denmark and Venezuela. The Company plans to offer these products in the rest of its existing European operations through PrimeCall Europe during 1998 and throughout its global operations in subsequent years, to the extent permitted under the laws and regulations of each market.

   Value-Added Services

       The Company currently offers facsimile services in all of its operations, toll-free dialing in the U.S., the U.K. and Sweden and Internet access in Sweden and, in the future, intends to offer most of these services in all markets where it is allowed to do so. The Company also intends to introduce the following services: (i) voice mail, (ii) video-teleconferencing and (iii) international directory assistance. In addition, since its acquisition of Delta Three Inc. ("Delta Three"), a telecommunications provider utilizing the Internet and networks based on Internet Protocols, the Company can offer international long distance voice service to niche markets utilizing the Internet at discounts to standard international calls.

   International Termination and Transit

       International termination on a wholesale basis involves the sale of long distance services to another long distance company that resells the services to its customers. Selling bulk capacity to other carriers generates traffic sufficient to allow the Company to obtain volume discounts when it leases capacity on a per-minute basis and allows it to generate revenues from otherwise unused capacity on its MIUs, IRUs and point-to-point leases. Transit traffic originates and terminates outside of a particular country, but is transported through that country on a carrier's network to take advantage of lower costs.

Marketing and Sales

       The Company markets its services on a retail basis to business customers and residential customers and on a wholesale basis to other carriers and resellers. The Company markets its products and services utilizing its direct sales forces, networks of independent agents and distributors and telemarketing organizations. The Company's services are currently marketed independently by the Local Operators. The Company is in the process of developing a universal brand name to provide uniformity of image and brand and to create worldwide name recognition for the Company.

   Customers

       Small and Medium-Sized Businesses. The Company's target customers are small and medium-sized businesses with significant international telephone usage (i.e., generally in excess of $500 in international phone calls per month). The Company has focused on industries which traditionally have significant volumes of international traffic. The Company believes that small and medium-sized businesses have generally been underserved by the major global telecommunications carriers and the PTTs, which have focused on offering their lowest rates and best services primarily to higher volume multinational business customers. The Company offers these companies significantly discounted international calling rates as compared to the standard rates charged by the major carriers and PTTs.

       Small and medium-sized businesses account for the majority of all businesses and the Company believes that in most markets they account for a significant percentage of the international long distance traffic originated in those markets. For example, the EU estimates that in 1996 there were 15 million small and medium-sized businesses in the EU and that businesses that employ fewer than 100 workers accounted for more than one half of all EU employment in 1996, almost half of all business revenue and about $30 billion per year in total telecommunications revenue. Consistent with that, it is estimated that in the U.K., companies employing fewer than 250 people spend about $6 billion to $7 billion per year on telecommunications services as compared to about $8 billion to $9 billion per year for businesses employing in excess of 250 people and only $3 billion per year for the multinationals.

       Carriers. The Company offers international termination and transit traffic services to other carriers, including resellers, on a wholesale basis, as a "carriers' carrier." The Company's carrier customers as a group currently provide the Company with a relatively stable customer base and thereby assist the Company in projecting potential utilization of its network facilities. In addition, the significant levels of traffic volume generated by such carrier customers enable the Company to obtain large usage discounts based on volume commitments. The Company believes that revenues from its carrier customers will continue to represent a significant portion of the Company's overall revenues in the future.

       Residential Customers. The Company targets customers with high international calling patterns. The Company intends to capitalize on global immigration patterns to target ethnic communities, primarily for its prepaid calling cards.

       Large Corporations. The Company services a number of large corporations through its French and German operations (acquired as part of its acquisition of Sprint Corporation's international voice operations in France and Germany in May 1996 (the "Sprint Acquisitions")) and the Company intends to continue to target large corporations on those routes where the Company's cost structure allows it to compete effectively. See "--French Operations."

   Sales Channels

       The Company markets its services through a variety of channels, including sales by the Company's own direct sales force, indirect sales through independent agents, sales through distributors and telemarketing sales by outside organizations, depending, in part, on local business practices and business environment. Residential customers are targeted in neighborhoods with large immigrant populations, utilizing resource materials and third party market research companies, among other things, as resources for this information. Carriers typically approach the Company directly to inquire about the Company's transit and termination rates.

       Direct Sales. Most Local Operators maintain their own direct sales force. Generally, sales representatives are compensated on a commission basis. The Company intends to expand its direct sales force as it expands existing operations and commences additional operations.

       Independent Agents. The Company also markets its services through an indirect sales force comprised of independent agents. These agents include, among others, companies which have a sales force or individuals marketing related services such as telephone systems, copiers, fax machines or other office equipment to the

Company's targeted customer segments. The Company's indirect sales force will be an increasingly important sales channel to access the local market.

       Distributors. The Company has relationships with a small number of distributors in the U.S. as well as The Netherlands for the sale of prepaid cards and will seek such arrangements in its other markets.

       Telemarketing Sales. As a result of its acquisition of LDM, the Company's U.S. operations have added its own telemarketing sales as an additional marketing channel. The Company's European operations use the services of independent telemarketing sales organizations in certain of their markets. Telemarketing sales are targeted to cover small to medium-sized business and niche residential customers. Commercial customers are offered long distance services while residential customers are offered long distance services and a blend of prepaid and similar products.

   Customer Management

       The Company strives to provide competitive pricing, high quality services and superior customer service and believes that these factors are important to its ability to compete effectively. The Company works closely with its customers to develop competitively priced telecommunications and value-added services (such as customized billing) that are tailored to their needs. The Company has invested significant resources in developing information systems to allow it to provide accurate and timely responses to customer inquiries. In addition, each of the Local Operators has customer service and engineering personnel available to address service and technical problems as they arise.

Headquarters Operations

       The Company directs the operations of its subsidiaries, including the management of the growth of current operations, the expansion of operations into new markets, the formation of potential joint ventures and strategic alliances and the execution of acquisitions. Identification of key markets, determination of the vehicles through which, as well as the manner in which, the Company will enter such markets and oversight of the implementation of these plans is also done at the Company level. The Company is continuously reviewing and considering investment and acquisition opportunities. The Company intends to pursue acquisitions which it believes will expand or enhance its current operations. All such acquisitions will be identified, negotiated and consummated at the Company level, generally working together with local and regional management in cases where the acquisitions supplement existing operations. In addition, the Company seeks alliances with carriers to expand the scope of the Company's network and improve its competitive profile.

       The Company currently provides centralized financial services for all of the Local Operators, including financial planning and analysis, cost control and network management. The Company attempts to coordinate the acquisition of additional transmission capacity (either leased or purchased) with the growth of traffic volumes of each Local Operator. The Company assists in securing financing and discounts for these expenditures as well as other capital expenditures through its arrangements with particular vendors. The Company also maintains global treasury functions, including the management of cash flows between the Local Operators for the transmission of traffic between them, as well as the allocation of working capital.

       The Company will eventually link all of its switching facilities to a central billing system administered at the Company level. The Company will provide the billing information to Local Operators which will then invoice the customers directly. The invoice will be branded with the Company's name and will be payable to a Company account in the Local Operator's country.

       The Company manages the expansion of RSL-NET, including the acquisition of additional capacity for existing operations and the integration of developing and new Local Operators into RSL-NET. The Company coordinates the routing of traffic on RSL-NET to effect routing on a least cost basis. Least cost routing involves the programming of the Company's switches to transport international calls over the route which is most likely to produce the lowest cost to the Company without compromising call quality. The Company consolidates the least cost routing information of each of its Local Operators to allow them to take advantage of each others' cost structure.

       The Company is in the process of coordinating the marketing activities of the Local Operators and defining its own unique approach to branding and marketing its services on a global basis. In addition, the Company intends to direct the service offerings of the Local Operators to enable the Company to provide services to a single customer in more than one country. The Company intends to then provide the customer with a single bill and designate a primary customer service representative to address the customer's overall needs.

U.S. Operations

   Overview

       The U.S. is the largest single market in terms of international long distance call terminations and originations. The top seven destinations for U.S.-originated calls in 1996 were Canada, Mexico, the U.K., Germany, Japan, Hong Kong and France. The Company initiated its U.S. operations in March 1995 with its initial investment in ITG and has grown the business significantly since then. As of October 1997, the Company acquired a 100% interest in LDM. The Company operates in the U.S. as a full service international long distance carrier with multiple "214" licenses issued under the Communications Act, which permit it to provide international telecommunications services. The Company currently has offices located in the New York, Los Angeles and Miami metropolitan areas. The Company is planning to open additional offices in several large metropolitan areas by the end of 1999.

       The Company primarily operates in the U.S. through RSL USA. The Company's predecessor operations in the U.S. began generating revenues in May 1990 and the operations have shown considerable growth since then. International traffic carried by RSL USA has experienced substantial growth.

       During 1996, the Company initiated a program focused on enhancing profitability, revenues and the quality of services to its customers. The Company shifted the marketing focus of its U.S. operations from a wholesale "carriers' carrier" business to higher margin services targeted at end-user customers in an effort to increase operating margins. In connection with this effort, the Company determined that the rates offered to certain customers provided the Company with inadequate margins. Accordingly, the Company increased rates to these customers and, as a result, these customers either accepted the rate increases or terminated their arrangements with the Company, thus reducing the Company's exposure to low or negative margin business. Beginning in the fourth quarter of 1996, the Company began restructuring its U.S. operations and recorded a charge of $750,000 in connection with such restructuring. Operational, managerial and technical functions were consolidated under a single organization. The Company has hired experienced management, implemented new managerial and financial controls, and introduced a new marketing focus and plan. Although these activities, in conjunction with the Company's investment in MIUs, IRUs and switches, receipt of multiple international operating agreements and increased focus on customer service, have resulted in rapid growth of the business, gross margins for the U.S. operations were lower for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to the rapid expansion of the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Services and Customers

       The Company offers its customers in the U.S. international and domestic long distance, private line, calling card and value added services. Since the first quarter of 1996, the Company has been refocusing its U.S. operations from providing international long distance services to other carriers to providing international and domestic long distance services to small and medium-sized businesses as well as certain residential markets.

       In addition, through RSL COM PrimeCall, Inc. ("RSL PrimeCall"), the Company specializes in the provision of prepaid calling cards for niche ethnic markets and for promotional use by large corporate subscribers in entertainment, retail, banking and other industries.

   Marketing and Sales

       The Company markets its services and products in the U.S. through a variety of channels, including direct sales, indirect sales through independent agents and distributors. The Company's U.S. operations employ sales and marketing employees and has had relationships with master agents with an underlying network of independent agents, distributors and telemarketing sales. In addition, the Company employs a retail and wholesale sales force dedicated to the sale of promotional post and prepaid card products. The Company intends to expand its direct sales force as a part of its growth strategy by adding sales personnel to its New York City, Los Angeles and Miami metropolitan area sales offices and by opening additional sales offices in several other large metropolitan areas by the end of 1999. The Company believes that, due to the existence of a competitive marketplace in the U.S. for over a decade, it can hire capable, experienced sales representatives and managers and that use of a direct sales force is the most efficient means for it to grow its business.

   U.S. Network Architecture

       The Company operates two international gateway switches in the U.S., an Ericsson AXE-10 located in New York and a Northern Telecom DMS 250/300 located in Los Angeles. The Company plans to add an Ericsson switch to the existing Northern Telecom switch by the end of the first quarter of 1998 in order to increase switching capacity. The Company's New York international gateway switch and Los Angeles international gateway switch conform to CCITT recommendations and are directly connected to each other via leased lines on a fixed cost, point-to-point basis. The Company also operates a domestic switch and a prepaid card platform in each of New York and Los Angeles. The Company is developing a plan for installation of additional switches in strategic sites throughout the U.S., which may include a third international gateway switch in Florida. Traffic to Asia and the Pacific Rim is generally routed via the Company's Los Angeles international gateway switch and traffic to Europe, Africa and Latin America is generally routed via the Company's New York international gateway switch.

       The Company currently owns IRUs in four undersea fiber optic cable systems which are the CANUS-1, CANTAT-3, PTAT-1 and the T-12/TAT-13 systems and owns MIUs on five undersea fiber optic cable systems, which are the Antillas I Odin, Rioja, APCN, NPC and JASAURUS systems. The Company also owns MIUs on the CMC and MCC terrestrial fiber optic cables. The Company also is currently in negotiations to purchase IRUs for its U.S. operations on the Columbus II, TPC-5, America's One, T-C and Eurafrica transoceanic cable systems and on Ariane-2, Aphrodite and GEMINI undersea fiber optic cable systems.

       The Company currently is a party to 18 operating agreements (one of which allows the Company to transmit traffic into three countries), which provide potential direct access from the U.S. to Australia, Azerbaijan, Bolivia, Chile, Denmark, the Dominican Republic, Japan, Jordan, The Netherlands, New Zealand, Norway, Russia, Sweden, Switzerland, Suriname and the U.K. The Company believes that it is one of only a limited number of carriers within the U.S. that has been able to secure a significant number of operating agreements with carriers outside the U.S. The Company currently only transmits and terminates traffic pursuant to the operating agreements in the Dominican Republic, the U.K., Denmark, The Netherlands, Russia and Norway. The Company transmits call traffic bound for all other destinations through leased capacity. The remaining operating agreements are inactive because the Company has not yet invested in international transmission capacity for those routes, in certain cases because call volume on such routes does not warrant such an investment. By activating these operating agreements as well as any additional operating agreements it may obtain, the Company believes it will be able to significantly lower its costs of terminating international traffic. The Company's failure to begin transmitting traffic pursuant to any such operating agreement could lead to the termination of the agreement.

       The Company also operates the network management control facilities from which the Company administers and monitors the Company's switches and facilities and provides customer service, 24-hour network monitoring, trouble reporting and response procedures, service implementation and billing assistance. The Company designates a specific customer service representative for each commercial customer to oversee the installation and maintenance of the phone equipment, the start-up of service and problem resolution.

   Information Systems and Billing

       The Company owns and operates an Electronic Data Systems ("EDS") IXPlus System that runs on an IBM AS/400 hardware platform. The Company is utilizing the EDS system in the U.S. to: (i) provide sophisticated billing information that can be tailored to meet a specific customer's requirements, (ii) provide high quality customer service, (iii) detect and reduce fraud, (iv) integrate efficiently additions to its customer base and (v) provide real time traffic and call detail management. The EDS IXPlus System is operated and maintained by the Company in its Los Angeles office. The Company has also implemented a customer care and trouble management system, as well as developed a state of the art information system that produces, among other things, profitability margin analysis, routing statistics and overall traffic trends by country, customer, vendor and switch. In addition, the Company has installed a Wide Area Network linking all of its offices in the U.S. enabling the use of its systems within the organization. The Company's information systems are important to its operations as they allow the Company to assess and determine quickly customer billing and collection problems, production by and compensation or commissions owed to agents, sales representatives and distributors, proper pricing for the Company's services and other matters which are important to the operation of the Company.

       The Company has reviewed the EDS IXPlus System in connection with the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company expects to receive from its vendor, at no additional cost to the Company, a Year 2000 compliant version of the EDS IXPlus System by the end of 1998. The Year 2000 compliant EDS system is expected to be operational in early 1999. In addition, the Company's standardized desktop and server configurations and software applications are already Year 2000 compliant.

   Competition

       The Company competes with AT&T, MCI, Sprint, WorldCom and other U.S.-based and foreign carriers, many of which have considerably greater financial and other resources than the Company. Certain of the larger U.S.-based carriers have entered into joint ventures with foreign carriers to provide international services. In addition, certain foreign carriers have entered into joint ventures with other foreign carriers to provide international services and have begun to compete or invest in the U.S. market, creating greater competitive pressures on the Company. The Company believes that its services are competitive in terms of price and quality with the service offerings of its U.S. competitors.

   Regulatory Environment

       The Company's U.S. operations are subject to extensive federal and state regulation. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the U.S.), while particular state regulatory authorities have jurisdiction over telecommunications originating and terminating within the state. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company.

       Federal. The FCC currently regulates the Company as a non-dominant carrier with respect to both its domestic and international long distance services. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulation requirements on the Company, to change its regulatory classification, to impose monetary forfeiture and to revoke its authority. In the current regulatory atmosphere, the Company believes that the FCC is unlikely to do so with respect to the Company's domestic service offerings. With respect to the Company's international services, however, it is possible that the

FCC could classify the Company as dominant for the provision of services on specific international routes on the basis of the Company's foreign ownership and affiliations or a determination that the Company had the ability to discriminate against U.S. competitors. In 1997, for example, the FCC classified Sprint as a dominant carrier for the provision of U.S. international services on the U.S.-France and U.S.-Germany routes in connection with investments in Sprint by France Telecom and Deutsche Telekom AG ("Deutsche Telekom").

       Among domestic carriers, local exchange carriers ("LECs") are currently classified as dominant carriers with respect to the local exchange services they provide, and no interstate, interexchange carriers, including regional Bell operating companies ("RBOCs") which are permitted to offer long distance service outside their service areas, are classified as dominant. Until recently, AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate, interexchange and international markets. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, likely making AT&T's prices more competitive than the Company's prices. Nonetheless, the FCC placed certain conditions on AT&T's reclassification to promote the development of vigorous competition in the international services marketplace.

       The Company has the authority to provide domestic, interstate telecommunications services. The Company has also been granted authority by the FCC to provide switched international telecommunications services through the resale of switched services of U.S. facilities based carriers, to generally resell international private lines not connected to the PSTN or which are connected to the PSTN in Canada, New Zealand, Australia, Sweden or the U.K., and to provide international telecommunication services by acquiring circuits on various undersea cables or leasing satellite facilities. The FCC reserves the right to condition, modify or revoke such domestic and international authority for violations of the Communications Act or the FCC's regulations, rules or policies promulgated thereunder. Although the Company believes the probability to be remote, a rescission by the FCC of the Company's domestic or international authority or a refusal by the FCC to grant additional international authority would have a material adverse effect on the Company.

       Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. The Company must file tariffs containing detailed actual rate schedules. In reliance on the FCC's past relaxed tariff filing requirements for non-dominant domestic carriers, the Company and most of its competitors did not maintain detailed rate schedules for domestic offerings in their tariffs, as the FCC's rules currently require. Until the two year statute of limitations expires, the Company could be held liable for damages for its past failure to file tariffs containing actual rate schedules. The Company believes that such an outcome is remote and would not have a material adverse effect on its financial condition or results of operations. The Company has always been required to include detailed rate schedules in its international tariffs.

       In February 1996, the Telecommunications Act of 1996 was signed into law. Under the Telecommunications Act, the RBOCs will be permitted to provide long distance services in competition with the Company. The law includes safeguards against anti-competitive conduct which could result from a RBOC having access to all customers on its existing network as well as its ability to cross-subsidize its services and discriminate in its favor against its competitors.

       Except with respect to transit agreements, authorizations held under
Section 214 of the Communications Act (such as those held by the Company) for international services are limited to providing services or using facilities between the U.S. and countries specified in the authorizations. The Company holds all necessary Section 214 authorizations for conducting its present business but may need additional authority in the future. Additionally, carriers may not lease private lines between the U.S. and an international point for the purpose of offering switched services unless the FCC has first determined that the foreign country affords resale opportunities to U.S. carriers equivalent to those available under U.S. law. The FCC has made such a determination with respect to New Zealand, Australia, Canada, Sweden and the U.K. and the Company is authorized to resell international private lines to these points for the provision of basic services interconnected to the PSTN.

       The FCC has promulgated certain rules governing the offering of international switched telecommunications. Such calls typically involve a bilateral, correspondent relationship between a carrier in the U.S. and a carrier in the foreign country. Until recently, the U.S. was one of a few countries to allow multiple carriers to handle international calls; almost all foreign countries authorized only a single carrier, often a state-owned monopoly, to provide telecommunication services. In light of the disparate bargaining positions of the U.S. carriers, the FCC imposed certain requirements to try to minimize the opportunities that dominant foreign telecommunications providers would have to favor one U.S. carrier over another. These policies include provisions of the International Settlement Policy, which requires the equal division of accounting rates, non- discriminatory treatment of U.S. carriers, and that return minutes from a foreign carrier must be proportional to the traffic that the U.S. carrier terminates to a foreign carrier. In December 1996, the FCC modified its rules to allow payment arrangements that deviate from the International Settlements Policy between any U.S. carrier and any foreign correspondent in a country that satisfies the FCC's effective competitive opportunities test. The FCC also stated that it would allow alternative settlement arrangements between a U.S. carrier and a foreign correspondent in a country that does not satisfy the effective opportunities test if the U.S. carrier can demonstrate that deviation from the International Settlement Policy will promote market-oriented pricing and competition, while precluding abuse of market power by the foreign correspondent. The Company has numerous agreements with foreign carriers providing for the handling of switched calls.

       In September 1997, the FCC adopted lower benchmarks for settlement rates that U.S. carriers must pay to foreign carriers in order to settle calls originating from the U.S. The benchmark rates were adopted to remedy a growing U.S. settlement deficit, which results from the imbalance outbound and inbound call volume which is estimated to be approximately 70% higher than the actual cost of terminating international calls. Three benchmarks were established to fit the income level of foreign countries, with a low of $0.15 per minute for high income countries and a high of $0.23 per minute for low income countries. Implementation periods, ranging from one year for high income nations to five years for nations with less than one telephone line for every 100 inhabitants, were also adopted. The FCC also determined that it would condition any carrier's authorization to provide international facilities-based switched service from the U.S. to an affiliated market on the carrier's foreign affiliate offering U.S. international carriers a settlement rate at or below the relevant benchmark. If, after the carrier has commenced service to an affiliated market, the FCC learns that the carrier's service offering has distorted market performance, the FCC will take enforcement action. The new benchmarks are intended to promote a competitive environment in which rates will more closely reflect costs; officials also hope that the FCC's order will encourage multilateral negotiations and lead to an international agreement to reduce costs further.

       The GBT Agreement, executed in February 1997, requires signatories to open their telecommunications markets to competition. Consistent with the commitments made by the U.S. under the GBT Agreement, the FCC has revised its rules to establish an open entry standard for applicants from World Trade Organization member countries seeking authority to provide international telecommunications service in the U.S., and has adopted a rebuttable presumption that the U.S. affiliates of foreign carriers with less than 50% market share in each relevant market on the foreign end should be treated as non-dominant. These open entry policies will apply to applicants of all World Trade Organization member countries, including those who are not signatories to the GBT Agreement.

       Additionally, the FCC enforces certain requirements which derive from the regulations of the ITU. These regulations may further circumscribe the correspondent relationships described above. In addition to settlement rates, these regulations govern certain aspects of transit arrangements, wherein the originating carrier may contract with an interim carrier in a second country to terminate service in a third country. The Company has transit agreements with foreign carriers. Such agreements may allow the Company to pay less than the full accounting rate it would have to pay if it had a direct operating agreement with the terminating country. However, the Company is unaware of any instance in which a terminating country has objected with respect to any of the Company's traffic. If a terminating country objects in the future to such transit arrangements, the Company may be required to secure alternative arrangements.

       State. The intrastate, long distance telecommunications operations of the Company are also subject to various state laws, regulations, rules and policies. Currently, the Company is certified and tariffed or otherwise authorized to provide intrastate, interexchange service in 48 states and the District of Columbia and uses a third party carrier to originate calls in states where it needs, but does not have, authorization to provide services.

       The vast majority of states require carriers to apply for certification to provide telecommunications services before commencing intrastate service and to file and maintain detailed tariffs listing the rates for intrastate service. Many states also impose various reporting requirements and require prior approval for all transfers of control of certified carriers, assignments of carrier assets, carrier stock offerings and the incurrence by carriers of certain debt obligations. In some states, regulatory approval may be required for acquisitions of telecommunications operations. In the past, the Company has sought and successfully obtained such approval for its acquisitions.

European Operations--General

   Overview

       RSL Europe is a wholly-owned subsidiary of the Company. RSL Europe was formed in March 1995 to implement the Company's pan-European strategy. In November 1995, RSL Europe acquired a 51% interest of Cyberlink Communications Europe Limited ("Cyberlink Europe"), which, through its wholly-owned subsidiaries, RSL Finland and RSL Sweden, commenced operations in May 1996. During the period from August 1996 through March 1997, RSL Europe acquired the remaining 49% interest in Cyberlink Europe. In May 1996, the Company acquired the international long distance voice businesses of Sprint in France and Germany. In October 1996, RSL Europe acquired a 75% interest in the operations of RSL Netherlands, an international reseller which had been operating in The Netherlands since October 1995, and, in the fourth quarter of 1997, acquired the remaining 25% interest in RSL Netherlands. RSL Denmark commenced operations in Denmark in May 1997.

       In April 1997, RSL Europe entered into an agreement with Gerard van Leest, the founder of RSL Netherlands, and the First Worldwide Network Management & Consultant N.V. ("FWN"), a corporation wholly-owned by RSL Netherlands' founder, pursuant to which RSL Europe and FWN are to jointly develop, market and distribute a prepaid calling card product targeted at select customers throughout Europe.

       In April 1997, RSL Europe acquired a 30.4% interest in Maxitel, a Portuguese international telecommunications carrier, and has since increased its ownership interest in Maxitel to 39%. RSL Europe and the other two principal shareholders of Maxitel entered into a shareholders' agreement, pursuant to which, among other things, (i) certain major decisions by the Board of Directors of Maxitel can only be approved with the consent of RSL Europe and (ii) RSL Europe has the right to designate two directors to the Board of Directors of Maxitel.

       In August 1997, RSL Europe acquired an 85% interest in the operations of RSL Italy, an international telecommunications reseller that had been operating in Italy since 1995 providing value-added services.

       In August 1997, the Company acquired 50% of RSL Austria, which is initially expected to commence operations by June 1998 as a switchless international telecommunications reseller. After the completion, in September of 1997, of certain corporate formalities, the Company's interest was increased to 90% of RSL Austria.

       In December 1997, RSL Europe acquired a 78.5% interest in RSL Switzerland, a Swiss long distance telecommunications carrier.

       In December 1997, RSL Europe formed a joint venture to establish RSL Spain. RSL Europe has a 90% interest in the joint venture, and the managing director of RSL Spain owns the remaining 10% interest.

       In December 1997, RSL Europe acquired a 90% interest in RSL Belgium, an international telecommunications carrier in Belgium, which in turn owns 100% of RSL Luxembourg, an international telecommunications carrier in Luxembourg.

       As of February 25, 1998, the Company had 553 employees in Europe.

   Information Services, Systems and Billing

       RSL Europe has developed its own proprietary information and billing system employing a Hewlett Packard 9000 UNIX server and a Sybase, Inc. ("Sybase") developed customized software package (collectively, the "System"). The System provides for billing, customer service, management information, financial reporting and related functions. The Company has invested significant resources into the development of the System and the Company's management worked closely with Sybase to develop software which reflects the experiences of the Company's management in the telecommunications industry. The System has been designed to be easily integrated into the operations of each of its current, planned and future European Local Operators and may ultimately be used as the centralized information system for the Company. The System currently provides centralized billing, customer service, and information systems to the Company's U.K., Sweden and Finland operations, with France and Germany expected to be brought online by April 1998. The Company believes that the System is a key asset of the Company and an important advantage in the management of its growth.

       The System provides for sophisticated, automatic, itemized billing that can be tailored to meet each customer's specific requirements, including customized tariffs and discount schemes. The Company expects that the System will also facilitate integration and central oversight of its European operations through automated data entry by its Local Operators and through easily generated financial status, sales information, performance and sales commission reports.

       The Company has reviewed the System in connection with the Year 2000 problem and has determined that the System is Year 2000 compliant. The Company's standardized desktop and server configurations and software applications in Europe are also Year 2000 compliant. The Company is in the process of reviewing its Ericsson international gateway and domestic switches in Europe in connection with the Year 2000 problem and the Company expects that its switches will be Year 2000 compliant by the end of 1998.

   Regulatory Environment

       Most EU member states are in the initial stages of deregulation. Deregulation in these countries may occur either because the member state decides to open up its own market (e.g., the U.K., Sweden and Finland) or because it is directed to do so by the EC through one or more directives issued thereby. In the latter case, such an EC directive would be addressed to the national legislative body of each member state, calling for such legislative body to implement such directive through the passage of national legislation.

       Since most European countries currently restrict competition to a limited number of specific services, the Company has developed a two stage market penetration strategy to capitalize on the current and future opportunities in Europe. The first step is to take advantage of current market conditions and, within the parameters of the Company's established service offerings, to provide the fullest range of services permissible under local regulation. The Company thereby seeks to become a recognized international carrier in the targeted countries as its operations grow. The second step, as deregulation permits, is to build on its name recognition, marketing channels and existing customer base in the market to expand its service offerings to both existing and new customers. By the time that the telecommunications markets throughout Europe are open to broader competition, the Company intends to have established Local Operators in all major European telecommunications markets. However, there can be no assurance regarding the timing or extent of deregulation in any particular country.

       The EC issued in 1997 an interconnect directive (the "Interconnect Directive"), which is expected to be implemented in various countries at different times during 1998 and is expected to require the incumbent PTTs to interconnect to other carriers using CCITT C-7 signaling standards. Such connection will provide "Calling Line Identity" ("CLI"), also known as ANI or PIC, which will allow the Company's customers to access more easily the Company's local switch (e.g., through prefix dialing instead of dial-in access) and will remove the local access fee levied in addition to the Company's charge for the call. After interconnection, rates charged by the PTT for the PSTN portion of the call are expected to be incurred by carriers at wholesale rates and it is expected that carriers will be allowed to compete against the PTT in the domestic long distance market, as well as the international market. However, the implementation of this or any EC directive by member states is subject to substantial delay.

       Member states have limited flexibility to interpret EC directives. If the EC determines that a member state's legislation implementing an EC directive does not adequately do so, the EC may test such interpretation through legal proceedings in a court of law. This process is time consuming. Accordingly, while a date has been set for the liberalization of voice telephony services within the EU, the actual date on which liberalization actually occurs could be months or years later.

       There also may be practical considerations in implementing a directive which could result in a delay of its implementation, as there are considerable doubts as to the preparedness of many EC countries for a wide-ranging change. For example, the negotiation of interconnection agreements can take a significant amount of time. Even after such agreements are negotiated and implemented, substantial ongoing disputes with the incumbent PTTs regarding prices and billing are to be expected.

       In an attempt to speed up the market entry of new operators despite the obstacles referred to above, the Full Competition Directive allowed alternative entities to the PTTs (typically utility and cable television companies) to supply infrastructure, beginning July 1, 1996. This permits the Company to purchase cable capacity from companies other than the local PTTs as such companies build transmission facilities. To date, however, there has not been substantial construction of such facilities by competitors to the PTTs in EU countries, although several member states have enacted national legislation to adopt the Full Competition Directive.

       Although it is not expected that interconnect will be available and implemented in most countries of interest immediately, the current regulatory scheme in Europe nevertheless provides an opportunity for the Company to provide a range of services immediately in many countries, while putting in place adequate infrastructure to capitalize on final deregulation when it occurs. The Company provides value-added services and, in certain EC countries beginning later in 1998 but prior to interconnection, the Company can provide dial-in access, coupled, when possible, with autodialers or the programming of customers' phone systems to dial access codes, to route traffic over the PSTN to the Company's switches. See "--International Long Distance Mechanics."

U.K. Operations

   Overview

       The U.K. originated approximately 4.6 billion minutes of international traffic in 1996. The Company's U.K. operations began generating revenues in May 1996.

   Services and Customers

       The Company offers its customers in the U.K. international and domestic long distance services. Customers access these services by direct access, prefix dialing and dial-in. Direct access services are provided by connecting customers to the Company's London switches by means of lines leased from British Telecommunications PLC ("British Telecom") or Cable and Wireless Communications PLC ("Mercury"). Prefix dialing services are provided by means of access to the Company's London switches by way of the PSTN using the Company's access codes. The Company's customer base in the U.K. consists primarily of carriers, commercial customers and prepaid account customers. The Company's current commercial customers include multinationals, large national companies, as well as small and medium-sized businesses.

   Marketing and Sales

       The Company markets its services in the U.K. through a variety of channels, including direct sales, indirect sales through independent agents and telemarketing sales. RSL Europe intends to expand its direct sales force as a part of its growth strategy by adding sales representatives to its London office as well as establishing additional sales offices in the U.K. The Company also relies heavily on its network of agents to sell its long distance calling services in the U.K. The Company believes that several of the agents have existing relationships with businesses in the Company's target market which better position them to identify and sell services to prospective customers. The Company has acquired one of these agents and is negotiating to acquire a second, with the strategic aim of providing the Company with local presence in certain regions of the U.K.

   U.K. Network Architecture

       RSL UK operates two Ericsson switches, one an international gateway switch, the other a domestic switch, located in London. Prior to December 1996, the Company was prohibited from owning interests in fiber optic cable coming in or out of the U.K. As a result, the Company had been transmitting call traffic bound for destinations outside of the U.K. through leased capacity provided by British Telecom, Deutsche Telekom and Mercury. The Company has since purchased IRUs on the UK-NL14, CANTAT-3 and PTAT-1 undersea fiber optic cable systems and continues to utilize leased capacity for all other international destinations. The Company is currently in negotiations to purchase MIUs on the FLAG and GEMINI transoceanic cable systems. The Company will attempt to acquire additional MIUs and IRUs as warranted.

   Competition

       The Company's principal competitors in the U.K. are British Telecom, the dominant supplier of telecommunications services in the U.K., and Mercury. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as Energis, and from resellers including ACC Corporation, WorldCom, Esprit and Global One. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its UK competitors.

   Regulatory Environment

       The Company was awarded an International Facilities Based Telecommunications License (an "IFBTL") in the U.K. in December 1996. An IFBTL entitles the Company to acquire IRUs and MIUs on international satellite and cable systems, resell international private lines, as well as interconnect with, and lease capacity at, wholesale rates from British Telecom and Mercury. In addition, the Company holds an International Simple Resale ("ISR") license in the U.K. An ISR license allows the Company to resell international private lines, as well as interconnect with, and lease capacity at wholesale rates from, British Telecom and Mercury.

German Operations

   Overview

       Germany originated 5.1 billion minutes of international traffic in 1996. RSL Germany was formed in April 1996 for the purpose of acquiring Sprint's international voice business in Germany. Sprint which commenced its German voice business in 1993 was required to divest itself of its German and French international voice businesses pursuant to the terms of the Global One joint venture agreement.

   Services and Customers

       National and international long distance services are offered by the Company to members of closed user groups. International long distance services are further offered to customers that are not members of closed user groups utilizing direct access over leased lines from Deutsche Telekom. The Company's current customer base in Germany primarily consists of large national or multinational corporations and a larger number of small and medium-sized business customers. See "--Products and Services."

   Marketing and Sales

       The Company employs direct sales and marketing employees in Germany. The Company currently has four sales offices in Germany, located in Munich, Hamburg, Wiehl and Frankfurt. RSL Germany is expanding its direct sales force as a part of its growth strategy by adding additional sales representatives. The Company currently markets its services in Germany through a variety of channels including indirect sales, through resellers and agents, and direct sales. The Company continues to develop a network of independent sales agents to sell its services in Germany.

   German Network Architecture

       RSL Germany currently operates a Wyatts MRX 2000 domestic switch in its offices in Frankfurt, and has installed an Ericsson AXE 10 international gateway switch, which has been operational since August 1, 1997. International transmission facilities are leased from international carriers. The Company has interlinks with other carriers for termination of its international traffic. The Company is integrating these services into its own systems and is making such other arrangements as are necessary to ensure these services are provided to the Company.

   Competition

       In Germany, the Company competes with facilities-based carriers and resellers. The Company's principal competitor in Germany is Deutsche Telekom, the dominant supplier of telecommunications services in Germany. The Company also faces competition from emerging public telephone operators (who are constructing their own facilities-based networks) such as Arcor (Mannesmann and DBKom), O.telo (RWE and VEBA) and VIAG Interkom (VIAG and British Telecom), from resellers including WorldCom and Viatel, Inc. ("Viatel") and call-back providers such as TelePassport. After deregulation on January 1, 1998, alternative networks became available to route and terminate voice traffic.

       The Company believes its services are competitive, in terms of price and quality, with the service offerings of its German competitors.

   Regulatory Environment

       The German Parliament passed the German Telecommunications Act 1996 (the "German Act"), which became effective August 1, 1996, in order to liberalize the German telecommunications market. Until January 1, 1998, "voice telephony" as defined in the German Act in accordance with the 1990 Directive was only permitted to be provided by Deutsche Telekom. "Voice telephony" as defined in the German Act does not, however, include the delivery of voice telephony to "closed user groups". International direct dialing services offered to customers utilizing direct access over leased lines also do not come within the German Act's definition of "voice telephony".

       Under the German Act, licenses for the offering of voice telephony services are issued to an applicant unless (i) such applicant fails to meet certain good standing requirements, (ii) such applicant lacks the competence to run a telecommunications business or (iii) the offering of telecommunications services by such applicant would be regarded as a danger to public safety. Under the German Act, Deutsche Telekom is required to permit competitors to be interconnected to its network. RSL Germany has been granted a Germany-wide, Class 4 license for public switched telephony services by the Federal Ministry of Posts and Telecommunications ("Bundes Amt for Post Und Telekommunikation" ). The Class 4 license permits RSL Germany to transmit voice traffic via the Company's international telecommunications network.

       On January 1, 1998, the last remaining monopoly of Deutsche Telekom, the "voice telephony" monopoly, ceased to exist. The German Act provides, among other things, for regulations regarding licensing, rate and interconnection regulation, numbering and customer protection. A Regulatory Authority has been established as successor to the former Federal Ministry of Posts and Telecommunications. The Regulatory Authority has been provided with certain powers, described in the German Act, in order to promote the introduction of competition in the German telecommunications market.

Dutch Operations

   Overview

       The Netherlands originated 1.5 billion minutes of international traffic in 1996. The Company operates in The Netherlands through RSL Netherlands. RSL Netherlands is an international carrier with switches installed in Rotterdam and Amsterdam. RSL Netherlands began generating revenues in October 1995.

   Services and Customers

       The Company offers its customers in The Netherlands international long distance services utilizing direct access, prefix dialing and dial-in access, and prepaid calling cards. The Company's customer base in The Netherlands consists primarily of commercial customers.

   Marketing and Sales

       The Company markets its services in The Netherlands through a variety of channels, including direct sales through representatives, indirect sales through independent agents and telemarketing sales. The Company believes that many of the agents have existing relationships with businesses in the Company's target market which better position them to identify and sell services to prospective customers. The Company sells its prepaid calling card through independent distributors.

   Dutch Network Architecture

       In The Netherlands, the Company operates two Nortel Meridian switches, directly linked by leased capacity, from its offices in Rotterdam and Amsterdam. RSL Netherlands is linked directly to the Company's London gateway by leased facilities and resells the services of British Telecom and Global One on all routes where it is economical to do so.

   Competition

       The Company's principal competitor in The Netherlands is PTT Telecom Netherlands, the dominant supplier of telecommunications services in The Netherlands. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as WorldCom, and from mega-carriers including Concert and Global One. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its competitors in The Netherlands.

       Assuming deregulation occurs in 1998, it is expected that alternative networks currently under construction will become available to route and terminate voice traffic.

   Regulatory Environment

       As of July 1, 1997, restrictions on voice telephony services over cable infrastructure were liberalized, in effect bringing about full liberalization of the telecommunications market in The Netherlands.

       Under the current licensing regime, two new licensees other than the Dutch PTT may operate nationwide fixed telecommunications networks: Telfort, a joint venture between British Telecom and the Dutch Railway Company, and Enertel, a consortium of Dutch electricity companies and a large Dutch cable television company. Furthermore, hundreds of licenses to operate regional fixed networks have been granted mainly to electricity and cable television companies. Nevertheless, neither the use of leased lines capacity and other leased facilities, nor the services provided by the Company, requires a license.

       A new telecommunications act is expected to take effect by the end of the first quarter of 1998. The new act is expected to consolidate the full liberalization of the Dutch telecommunications market and introduce a new licensing regime. Although the details of that new regime are not yet certain, the Company expects it will be required to obtain a registration from the new Regulatory Authority in order to provide its current services. Such a registration is, however, mainly a formality, and is not intended to restrict access to the market. Although it is not part of the current bill, the new telecommunications act may require an individual license for the provision of voice telephony services between The Netherlands and non-EU countries. The Company, however, does not believe such a license will be required for the services it provides in The Netherlands, although there can be no assurance in this regard.

French Operations

   Overview

       France originated 3.1 billion minutes of international traffic in 1996. RSL France was formed in April 1996 for the purpose of acquiring Sprint's international voice business in France. Sprint was required to divest itself of its French and German international voice businesses under the terms of the Global One joint venture agreement. Sprint commenced its international voice business in France in 1994.

   Services and Customers

       The Company offers its customers in France international and domestic long distance services and national long distance services, both fixed-to-mobile and fixed-to-fixed, utilizing direct access over leased lines and dial-in access. Dial-in access is currently restricted to closed-user groups. Upon grant of RSL France's pending application for authorization, pursuant to articles L
33.1 and L 34.1 of the Postal and Telecommunications Code, to operate a public network, dial-in access will no longer be restricted to closed-user groups. The Company expects such authorization to be granted during 1998 although there can be no assurance in this regard.

       Direct access is provided via a leased line connection between the customer's phone system and the Company's switches. The Company's French customer base consists of carrier customers and direct access and dial-in access commercial customers. The Company's customers in France include small and medium-sized businesses, as well as certain large national and multinational businesses that were part of Sprint France's customer base and which remain customers of the purchased business.

   Marketing and Sales

       The Company markets its services through a variety of channels, including direct sales and indirect sales through independent agents as well as private installers and consultants. The Company's French operations employ sales representatives and has relationships with various independent agents. The Company intends to expand its direct sales force and agent network as a part of its growth strategy.

   French Network Architecture

       RSL France operates an Ericsson AXE-10 international gateway switch in its offices in Paris. RSL France also operates three POPs, one located in each of Paris, Nice-Sophia Antipolis and Marseilles. The services are today available in six regions in France which include Paris and the Paris area, Nice, Marseilles, Lyon, Bordeaux, Toulouse and Lille, with RSL representatives in Paris, Nice, Marseilles and Toulouse. In addition, the Company intends to install additional POPs in major business centers outside Paris to lower its cost of providing services in seven more regions during 1998 which include Montpellier, Nantes, Grenoble, Reims, Bordeaux, Metz and Dijon. French regulations currently do not allow the Company to purchase its own international transmission facilities and it is uncertain when or if the law will be changed. As a result, international transmission facilities are leased from France Telecom. The Company connected its French operations to RSL-NET in December 1996.

   Competition

       The Company's principal competitor in France is France Telecom, the dominant supplier of telecommunications services in France, and the Modulance Partenaire International which offers discount long distance services to the largest commercial customers. The Company also faces competition from emerging licensed public telephone operators (who are constructing fiber networks in major metropolitan areas) such as AT&T, Bouygues and CEGETEL and from resellers including Esprit and Viatel. Upon deregulation, alternative networks currently under construction are expected to become available to route and terminate traffic domestically. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its French market competitors.

   Regulatory Environment

       The services currently provided by the Company in France do not require a license. In accordance with the Telecommunications Laws passed in July 1996, the liberalization process is regulated by a new government authority, the French Telecommunications Authority ("Autorite de regulation des Telecommunications"), which was established in January 1997. The telecommunications market in France was scheduled to be liberalized on January 1, 1998. The French Telecommunications authority is working toward liberalization. In accordance with the standard terms and conditions and price lists for interconnection with France Telecom duly approved by the French Telecommunications Authority on April 9, 1997, new operators of public networks would be able to interconnect with France Telecom's PSTN starting January 1, 1998. The Company has applied for a license which will permit it to provide international and domestic long distance services utilizing direct access or dial-in access in those areas where the Company establishes POPs. These services would be provided utilizing direct access through interconnection with other operators of a public network (i.e., operators holding an L 33.1 license). Currently, France Telecom is the only such operator capable of providing interconnection services on a national scale in France. The terms and conditions of interconnection offered by France Telecom would provide for "direct interconnection" of calls originated by RSL France subscribers to France Telecom subscribers throughout France, even where RSL France has no POPs, while "indirect interconnection" of calls originated by France Telecom subscribers to RSL France subscribers would be available only in those areas where RSL France has POPs. If this license is granted, the French government is expected to require the Company to commit approximately $10 million in capital expenditures for infrastructure over the next three to five years, which is in excess of amounts the Company believes it will spend on capital expenditures in all of its other European operations.

       In November 1997, RSL France entered into a joint venture agreement with the Chamber of Commerce and Industry of Marseille Provence (the "CCIMP") and Teleport Marseille Provence ("Teleport"), a licensed telecommunications service provider in Marseille, France, to promote international telecommunications services in certain regions of France. Through Teleport, RSL France will be permitted to provide, to a maximum of 20,000 users, telecommunications services in Marseille and in other regions of France.

       RSL France has filed a complaint with the government body in charge of telecommunications matters regarding the squeeze effects entailed by low retail tariffs, that RSL France has alleged prevent competition and set barriers to entry for entrants.

       RSL France has requested the French Ministry to withdraw its approval of certain France Telecom International French Ministry retail tariffs. The French Ministry could rule on such request in March 1998.

Swedish Operations

   Overview

       Sweden originated approximately one billion minutes of international traffic in 1996. The Company operates in Sweden through RSL Sweden. The Company acquired a majority interest in RSL Sweden in November 1995. RSL Sweden is licensed as an international carrier in Sweden, which permits it to transmit long distance services nationally and internationally. The Company's Swedish operations began operating and generating revenues in May 1996.

   Services and Customers

       The Company offers domestic and international long distance and value-added services to its customers in Sweden. Customers access the Company's switch utilizing prefix dialing and direct access. The Company's customer base in Sweden consists primarily of commercial customers and residential customers.

   Marketing and Sales

       The Company's Swedish operation markets its services through a variety of channels, including direct sales, indirect sales through independent agents and telemarketing sales. The Company employs full-time sales and marketing employees in Sweden. The Company primarily relies on its network of independent sales agents to sell its long distance calling services in Sweden. In addition, the Company sells its services through a chain of independent telecommunications stores with locations throughout Sweden, as well as through a large association comprised of individuals and businesses. The Company believes that many of its agents have existing relationships with businesses in the Company's target market which better position them to identify, and sell services to, prospective customers.

   Swedish Network Architecture

       In Sweden, the Company operates an Ericsson AXE-10 international gateway switch from its offices outside of Stockholm. RSL Sweden is connected to RSL-NET by leased facilities. RSL Sweden utilizes its IRUs on the CANTAT-3 transoceanic cable and resells services from WorldCom and Telia (the former monopoly PTT in Sweden). RSL Sweden also owns MIUs on the KATTEGAT-1 transoceanic cable system. RSL Sweden currently has operating agreements with carriers in Denmark and Norway, as well as direct connections to the Company's operations in the U.K., U.S. and Finland.

   Competition

       The Company's principal competitor in Sweden is Telia, the dominant supplier of telecommunications services in Sweden. The Company also faces competition from emerging licensed public telephone operators (which are constructing their own fiber networks) such as Tele 2 and WorldCom, and from resellers including Telenordia, Telecom Finland and Tele 8. Upon the completion of the construction of the new fiber networks, the Company will have alternative means of routing and terminating calls. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its Swedish competitors.

   Regulatory Environment

       All types of telecommunications services were liberalized in Sweden in 1993. Through RSL Sweden, the Company holds an unrestricted license to provide national and international telephony in the Swedish market. As a licensed carrier, the Company may buy IRUs or lease fixed capacity from other providers, or utilize the former PTT network to originate and terminate its traffic. The Company's services are accessed primarily by prefix dialing. It is generally believed that the Swedish Parliament will amend the Swedish Telecom Act to facilitate equal access for all carriers after 1998.

Finnish Operations

   Overview

       Finland originated 332 million minutes of international traffic in 1996 and is a strategically important market because it serves as a gateway to Russia. The Company operates in Finland through RSL Finland. The Company acquired a majority interest in RSL Finland in November 1995. RSL Finland is a fully licensed international long distance carrier in Finland. The Company's Finnish operations began operating and generating revenues in May 1996.

   Services and Customers

       The Company offers its customers in Finland international and domestic long distance services utilizing direct access, prefix dialing and dial-in access. The Company's customer base in Finland consists primarily of commercial and residential customers.

   Marketing and Sales

       The Company markets its services in Finland through a variety of channels, including direct sales and indirect sales through independent agents. The Company employs sales and marketing employees in Finland. The Company relies heavily on its network of independent sales agents to sell its long distance calling services in Finland. The Company believes that many of the agents have existing relationships with businesses in the Company's target market which better position them to identify and sell services to prospective customers. As of January 1998, the Company acquired a 90% interest in Telecenter Oy, an independent sales agent in Finland.

   Finnish Network Architecture

       In Finland, the Company operates an Ericsson AXE-10 international gateway switch in its offices in Helsinki. RSL Finland primarily utilizes RSL Europe's network for international termination. International termination is also achieved by RSL Finland through connections to Telecom Finland's and other carriers' international circuits. RSL Finland utilizes an operating agreement with a Russian carrier and is directly connected to RSL Sweden.

   Competition

       The Company's principal competitor in Finland is Telecom Finland, the dominant supplier of telecommunications services in Finland. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as Global One, Finnet and Telivo, a subsidiary of Telia, and from resellers including Tele 1. The Company believes its services are competitive, in terms of price and quality, with the service offerings of its Finnish competitors.

   Regulatory Environment

       There are two classes of operators in Finland, (i) network operators, which have their own network of domestic transmission lines, and (ii) service operators, which cannot own domestic transmission lines or IRUs, but can have their own switching facilities. RSL Finland was granted a license to provide services as a network operator in March 1997.

       In August 1997, the New Telecommunications Market Law was enacted, which removes the last restrictions applicable to telecommunications and enforces competition. As a result, network operators are obligated to rent full network capacity, including local loops, to other operators. In addition, the New Telecommunications Market Law provides that companies will only need to hold a license in order to provide services as a mobile phone network operator.

Danish Operations

       Denmark originated 573 million minutes of international traffic in 1996. The Company operates in Denmark through RSL Denmark, a wholly owned subsidiary of RSL Netherlands, which initiated its operations in April 1997 and began generating revenues in May 1997.

   Services and Customers

       RSL Denmark currently offers its customers international and domestic long distance services utilizing prefix dialing. The services are offered to commercial customers as a subscription service and to private customers by prepaid cards.

   Marketing and Sales

       The services are distributed through direct sales by the Company and through a third party marketing company. The Company's interconnect prefix, which was recently installed, provides customers with the option of using the Company's direct line, without requiring a physical connection.

   Danish Network Architecture

       The Company has installed an Ericsson AXE-10 international gateway switch in Copenhagen. All traffic is currently transmitted through leased lines terminating at RSL Netherlands' domestic switches located in Rotterdam and Amsterdam. The Company routes all calls through Tele Danmark's network via the interconnect agreement between the Company and Tele Danmark.

   Competition

       The Company's principal competitor in Denmark is Tele Danmark, the dominant PTT supplier of telecommunications services in Denmark. In January 1998, the Danish government sold a controlling interest in the Danish PTT, Tele Danmark, to U.S.-based Ameritech. The Company also faces competition from various other carriers, primarily Telia (the Swedish PTT), the smaller Netcom Services and Global One, which are all connected to Tele Danmark's fixed line network via interconnect agreements.

       Tele Danmark offers full scale telephony in all areas. Telia offers both long distance services through prefix dialing and other related services such as call center solutions and data services.

   Regulatory Environment

       All telecommunications services in Denmark were liberalized in 1996. Currently, the Company may, through RSL Denmark, provide national and international telephony in the Danish market, except mobile telephony which requires a license. The Company currently can only either buy or lease fixed lines from the PTT operator, Tele Danmark, which has an effective (but not legal) monopoly on the ownership and construction of fixed lines. It is expected, however, that pending regulation will limit Tele Danmark's market control, although there can be no assurance in this regard. In December 1997, an amendment of Tele Danmark's tariff structure was adopted, to be effective April 1, 1998. The amendment of the tariff structure is expected to result in a reduction of Tele Danmark's minute rates and an increase in the price of the basic telephony subscription service. This amendment may ultimately force RSL Denmark to lower its rates as a result of stronger price competition.

Portuguese Operations

       Portugal originated 340 million minutes of international traffic in 1995. The Company operates in Portugal through its 39% investment in Maxitel. The Company made its initial 30.4% investment in Maxitel in April 1997. Maxitel commenced operations in the international voice and data business in December 1994.

   Services and Customers

       Maxitel offers international and long distance voice services to closed user groups of companies utilizing autodialers and direct access. In addition, Maxitel offers store and forward and real-time fax services.

   Marketing and Sales

       Maxitel markets its services through a direct sales force and is developing an indirect sales force through independent agents. Maxitel operates primarily in the Lisbon and Oporto areas.

   Portuguese Network Architecture

       Maxitel operates an Ericsson AXE-10 international gateway switch in its offices in Lisbon. Maxitel is in the process of converting its entire customer terminal equipment to this new platform. The Oporto node is already working in this new configuration. Additionally, Maxitel leases satellite transmission capacity on Orion, Hispasat and Intelsat.

   Competition

       Maxitel's primary competitor is Portugal Telecom, the dominant supplier of telecommunications services in Portugal. The Company also competes with the local Portuguese affiliates of global carriers such as Global One, and with resellers in the Portuguese market.

   Regulatory Environment

       Fixed voice telephony services, except mobile, were subject to a monopoly until March 1997. A second GSM mobile operator has been licensed since 1992 and a third operator was licensed for GSM and PCN (DCS 1800). Under the terms of the current legislation it is possible for companies other than the PTT to offer both national and international voice services to closed user groups. Interconnection to the Portugal Telecom PSTN is permitted for such services. The privatization process of Portugal Telecom was concluded at the end of 1997 and the Portugese government maintains a 25% interest in Portugal Telecom. Full deregulation is expected to occur by January 1, 2000.

Italian Operations

   Overview

       Italy originated 2.1 billion minutes of international traffic in 1996. The Company operates in Italy through RSL Italy in which it acquired an 85% interest in August 1997. RSL Italy, under its former ownership, commenced operations in 1995.

   Services and Customers

       RSL Italy offers its customers in Italy international and domestic long distance services utilizing dial-in access via autodialers and dedicated access lines. RSL Italy's current customer base consists primarily of small and medium-sized businesses.

   Marketing and Sales

       RSL Italy markets its services through a direct sales force and is developing an indirect sales force of independent agents.

   Italian Network Architecture

       RSL Italy currently operates as a reseller, purchasing wholesale facilities from other Italian carriers. RSL Italy is in the process of installing an Ericsson AXE-10 international gateway switch in Milan and has installed a POP in Rome. The Company is in the process of linking RSL Italy with RSL-NET and expects to complete this process by the end of the first quarter of 1998.

   Competition

       RSL Italy's primary competitor is Telecom Italia S.p.A. ("Telecom Italia"), the dominant supplier of telecommunications services in Italy. The Company also competes with the local Italian affiliates of global carriers such as British Telecom and Global One. In addition, the Company competes with telecommunications providers in the Italian market such as Infostrada.

   Regulatory Environment

       The "voice telephony" monopoly in Italy was formally abolished on January 1, 1998, but "voice telephony" is currently still provided by Telecom Italia only. The domestic and international voice services presently offered by RSL Italy do not fall within the definition of "voice telephony" as construed by Italian authorities. Under the current regime, in order to render certain liberalized services, RSL Italy is required to file a declaration with, or obtain an ad hoc authorization from, the Italian Ministry for Communications. Whether RSL Italy needs the declaration or the authorization depends on the type of links to the PSTN actually used to render the services. In fact, for voice services offered through switched links to the PSTN, the declaration is required, whereas an ad hoc authorization is needed for voice services offered through dedicated links. RSL Italy has filed a declaration and an application with the Ministry for Communications to obtain the ad hoc authorization and approval which are required to offer the services that it currently offers. Such ad hoc authorization and approval have been received.

       In July 1997, the Italian Parliament passed Law No. 249/97 for the creation of the National Regulatory Authority ("NRA") in the telecommunications field. The NRA is not operating yet. However, when the NRA is actually established and operative, it will assume most of the regulatory and supervisory functions currently carried out by the Italian Ministry for Communications. The NRA will have to ensure the application of EU liberalization principles in Italy.

       On September 19, 1997, Presidential Decree No. 318/97 established the regulatory framework to implement a number of EC directives (including the Full Competition Directive and the Interconnect Directive) aimed at creating a fully competitive environment also with respect to "voice telephony." The decree should gradually assure "full competition" in accordance with the Full Competition Directive. Pursuant to the above-mentioned Presidential Decree No. 318/97, further secondary legislation (to be issued by the NRA or, in its absence, by the Ministry for Communications) is required for the implementation of the EC Directives covered by said Presidential Decree. In this respect, on November 25, 1997, the Ministry for Communications issued a decree containing the provisions for the obtainment of individual licenses in the telecommunications field. However, further secondary legislation is expected to be issued shortly in order to regulate significant matters, including interconnection, universal service as well as fees to be paid in connection with individual licenses. The actual liberalization of the Italian telecommunications market will depend also on such secondary legislation and on its actual application by the NRA or, in its absence, the Ministry for Communications.

Austrian Operations

   Overview

       Austria originated 960 million minutes of international traffic in 1996. The Company will operate in Austria through RSL Austria in which it currently holds a 90% interest.

   Services and Customers

       RSL Austria intends to offer international voice services utilizing autodialers and direct access beginning in the second quarter of 1998. RSL Austria's targeted customers will be small to medium-sized businesses.

   Marketing and Sales

       RSL Austria intends to market its services through both a direct and indirect sales force as well as independent agents.

   Austrian Network Architecture

       RSL Austria anticipates that it will begin offering services by the end of the second quarter of 1998 as an international telecommunications reseller. The Company has installed an Ericsson AXE-10 international gateway switch in Vienna which is operational. An international gateway switch in Austria enables RSL Austria to expand the products and services it offers.

   Competition

       RSL Austria's primary competitor in Austria will be Post und Telecom Austria (the "PTA"), the dominant supplier of telecommunications services in Austria. The Company will compete with the local Austrian affiliates of global carriers such as the British Telecom and Global One. In addition, the Company expects to compete with resellers in the Austrian market.

   Regulatory Environment

       The telecommunications monopoly has remained largely intact and the PTA has a legal monopoly on voice telephony, telex and telegram services. New telecommunications legislation, however, was passed in July 1997 which permitted interconnection with the PTA's PSTN beginning on January 1, 1998. Competition in voice telephony services is now permitted. Telecommunications services are subject to licenses granted by an Austrian regulatory authority to applicants with sufficient technical and economic facilities. The Company has been granted a license to operate as a full service telecommunications provider of local, long distance and international services in Austria.

Spanish Operations

   Overview

       Spain originated 1.2 billion minutes of international traffic in 1996. RSL Spain was formed in December 1997. The Company operates in Spain through RSL Europe which holds a 90% interest in RSL Spain. It is expected that RSL Spain will begin generating revenues by June 1998.

   Services and Customers

       Only Telefonica de Espana, S.A. ("Telefonica de Espana") and Retevision, S.A. ("Retevision") are licensed to provide international long distance services in Spain. The range of services that can currently be provided by RSL Spain, pending further deregulation, is limited to closed-user group services.

   Marketing and Sales

       RSL Spain intends to market its services through both a direct and indirect sales force.

   Spanish Network Architecture

       RSL Spain anticipates installing an Ericsson AXE-10 international gateway switch in Spain by the end of 1998. An international gateway switch will allow RSL Spain to expand the products and services it offers.

   Competition

       The Company's main competitor in Spain will be Telefonica de Espana, the company that has traditionally enjoyed a monopoly in the provision of telecommunications services and the current dominant supplier of telecommunications services in Spain. The Company also faces competition from Retevision, an emerging public telephone operator which was granted the second nation-wide license to provide voice telephony services, and which is in the process of building its own network. Retevision, started operations at the beginning of 1998. In addition, the Government has called for bids to award a third nation-wide license to provide voice telephony, as well as carrier services. Cable operators have been authorized to provide voice telephony services since January 1998. The Company also faces competition from resellers, which at present, generally, have small operations in Spain, and from mega-carriers interested in long distance services upon deregulation of the market.

   Regulatory Environment

       Market deregulation is expected in Spain by December 1, 1998. Spain was one of the EU Member States which was granted a waiver of up to five years to implement the Full Competition Directive. After negotiations to determine the specific duration of the waiver period, the EU Commission granted Spain an additional period, until November 30, 1998, for the complete deregulation of voice telephony and public telecommunications networks. Spain is now moving towards deregulation. Major events in the Spanish telecommunications market have occurred in the last two years including (i) the complete privatization of Telefonica de Espana which took place at the beginning of 1997; (ii) the licensing of Retevision, and its privatization; (iii) the recent call for a competitive bid for the granting of a third basic telephony license no later than May 1998 and authorization to cable operators to provide voice telephony as of January 1998; and (iv) the creation of the Telecommunications Market Commission as a regulatory independent entity.

       The 1987 Telecommunications Act (the "LOT") was previously enacted for a monopolistic market. A draft of the General Telecommunications Act, a new telecommunications act (the "Draft-LGT"), was presented to the Parliament by the Government in June 1997. The legislation is intended to address issues inherent to a competitive market such as a new licensing procedure, universal service, definition of public service obligations, interconnection rules, numbering, tariffs, etc., and will require further implementation by means of regulations. Approval of the Draft-LGT is expected by mid-1998, and subsequent implementing regulations should be enacted during 1998, so that the regulatory framework is in place by December 1, 1998.

       Telecommunications services in Spain are subject to licenses granted by a Spanish regulatory authority. In February 1998, RSL Spain was granted a license to provide closed-user group services in Spain. RSL Spain has also applied for licenses to resell telecommunications services and to provide value added services.

Belgian Operations

   Overview

       Belgium originated 1.2 billion minutes of international traffic in 1996. The Company operates in Belgium through RSL Belgium, in which the Company currently holds a 90% interest.

   Services and Customers

       RSL Belgium offers its customers in Belgium international long distance voice services utilizing dial-in access via autodialers. RSL Belgium's customer base consists primarily of small and medium-sized businesses.

   Marketing and Sales

       RSL Belgium markets its services through a direct and indirect sales force as well as independent agents.

   Belgian Network Architecture

       RSL Belgium currently operates as a reseller, purchasing wholesale facilities from other carriers operating in Belgium. The Company anticipates installing an Ericsson AXE-10 international gateway switch in Belgium by the end of 1998.

   Competition

       RSL Belgium's primary competitor is Belgacom, the former PTT and the dominant supplier of telecommunications services in Belgium. RSL Belgium also competes with local Belgian affiliates of global carriers such as Global One and Unisource and local resellers.

   Regulatory Environment

       The Belgian Parliament passed the first Belgian Telecommunications Act (the "Belgian Act") in March 1991, in order to liberalize the Belgian telecommunications market. Since then, the Belgian Act was amended on numerous occasions, most recently in December 1997. On January 1, 1998, the last remaining monopolies of Belgacom ceased to exist. The Belgian Act provides, among other things, for regulations regarding licensing, rate and interconnection regulation, universal service obligations, numbering and customer protection. However, a number of the Royal Decrees necessary to implement the provisions of the Belgian Act have yet to become law. Pending these Royal Decrees becoming law, providers of voice telephony services can apply for a so-called temporary license (which the Company has done). When the Royal Decrees become law, the applicants (including the Company) will have to re-apply for a definitive license. There is no specific procedure to automatically grant definitive licenses to companies that have successfully applied for and obtained a temporary license. Both the temporary license and the definitive license have to be applied for with the BIPT. The licenses, temporary or definitive, are granted by the Minister for Telecommunications, upon recommendation from the BIPT. The failure by RSL Belgium to receive a temporary license, or the failure at a later stage to receive a definitive license, would have a material adverse effect on the ability of RSL Belgium to offer national and international telecommunications services in Belgium and could have a material adverse effect on the Company, its financial condition and its results of operations.

Swiss Operations

   Overview

       Switzerland originated 1.9 billion minutes of international traffic in 1996. The Company operates in Switzerland through RSL Switzerland in which it currently holds a 78.5% interest. RSL Switzerland started operations in 1995 as a long distance carrier for closed user groups.

   Services and Customers

       While in the past RSL Switzerland targeted multinationals and supplied international voice and fax services, in the future RSL Switzerland will, in addition to such multinationals, target small to medium-sized businesses.

   Marketing and Sales

       RSL Switzerland markets its services through both a direct sales force and an indirect sales force.

   Swiss Network Architecture

       The Company is in the process of installing an Ericsson AXE-10 international gateway switch. Customer access will be over leased lines or over the three carrier selection codes which were assigned to the Company in December 1997.

   Competition

       RSL Switzerland's primary competitors in Switzerland are Swisscom, Diax, Sunrise, GlobalOne, Colt, WorldCom, Equant and other smaller resellers.

   Regulatory Environment

       The sale of value-added telecommunication services (data networks) as well as telecommunications equipment such as telephones and fax machines was liberalized in 1992. The transmission of voice for closed user groups has been permitted since July 1, 1995. With the new law on telecommunication services which came into force on January 1, 1998, Switzerland is a fully liberalized telecommunications market.

Latin American Operations--General

       RSL Latin America was formed in mid-1997 as a joint venture pursuant to a shareholders' agreement (the "Joint Venture Agreement"), between the Company and Coral Gate Investments Ltd., a British Virgin Islands corporation ("Coral Gate"), which is an affiliate of Inversiones Divtel, D.T., C.A. ("Divtel"), a Venezuelan corporation, and a member of the Cisneros Group. RSL Latin America is 51% owned by RSL and 49% owned by the Cisneros Group. To date, RSL Latin America is in an early stage of its development and most of Latin America is in the earliest stages of deregulation. As a result, the Company's Latin American operations have not generated significant revenues.

       RSL Latin America's primary purpose is to develop, through local operating companies formed in conjunction with local partners, a pan-Latin American network and operations spanning Mexico, Central and South America and the Caribbean.

       Pursuant to the Joint Venture Agreement, RSL Latin America acquired 100% of RSL Venezuela, from Divtel and Megatel Telecomunicaciones, C.A. ("Megatel"). RSL Venezuela has terminated its agreements with each of Sprint and Global One to distribute each of their products in Venezuela and has begun to provide calling cards and enhanced fax services for RSL Latin America.

       In February 1998, the Company entered into a joint venture agreement with PCM Comunicaciones, S.A. de C.V., a licensed long distance telecommunications service provider in Mexico, to provide domestic and international long distance telecommunications services primarily to small and medium-sized businesses in Mexico. The transaction is subject to regulatory approval in Mexico and other customary conditions to closing.

       Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Certain countries have competitive local and/or long distance sectors, most notably Chile, which has competitive operators in all sectors, and Colombia, which has granted an operating license to a local company, ending the monopoly of the state-owned PTT. In addition, various Latin American countries have completely or partially privatized their national carriers, including Argentina, Chile, Mexico, Peru and Venezuela. Brazil has adopted a constitutional amendment requiring the privatization of its PTT, the establishment of an independent regulator and the opening of the telecommunications market to competition.

       Since most Latin American countries currently restrict competition to a limited number of specific services, the Company has developed a two stage market penetration strategy to capitalize on the current and future opportunities in Latin America. The first step is to take advantage of current market conditions and, within the parameters of the Company's product line, to provide the fullest range of services permissible under the local regulation. The Company seeks to build a customer base within its target segments prior to full market liberalization, and when the market opens to competition, the Company will have an established base in its target areas.

Venezuelan Operations

   Overview

       Venezuela originated 139 million minutes of international traffic in 1996. The Company operates in Venezuela through RSL Venezuela and provides value-added telecommunications services for RSL Latin America.
RSL Venezuela was organized in 1992.

   Services and Customers

       RSL Venezuela offers its customers in Venezuela international long distance voice services utilizing dedicated access along with prepaid and postpaid cards. RSL Venezuela's customer base consists primarily of small and medium-sized businesses.

   Marketing and Sales

       RSL Venezuela markets its services through a direct sales force, telemarketing and uses distributors to market its prepaid calling card products.

   Venezuelan Network Architecture

       RSL Venezuela currently operates an Ericsson MD 110 switch directly linked via a Panamsat-1 satellite circuit to the Company's New York international gateway switch.

   Competition

       RSL Venezuela's primary competitor is CANTV, the dominant supplier of telecommunications services in Venezuela. RSL Venezuela also competes with local Venezuelan affiliates of global carriers such as British Telecom, Global One and Mercury, regional competitors such as Telefonica de Espana, Impsat, Texcom S.A. and Charter Communications, and callback operators.

   Regulatory Environment

       The Venezuelan telecommunications market is regulated by the Ministry of Transportation and Telecommunications, by means of the National Telecommunications Commission ("Conatel"). CANTV holds an exclusive monopoly on the provision of local, domestic and international switched fixed telephone services within Venezuela until November 2000. However, certain value-added services are open to competition with a concession. RSL Venezuela currently holds Concessions for Value Added and Data Services which allow it to provide international voice services via dedicated access provided on a private network. RSL Venezuela is not required to obtain a concession to provide prepaid and post paid card services.

       RSL Latin America which is 51% owned by the Company and 49% owned by the Cisneros Group, was required to register its investment in RSL Venezuela with the Venezuelan Office of the Superintendent of Foreign Investments ("SIEX") within 60 days of the acquisition of RSL Venezuela, which was completed as to 49% on August 4, 1997 and as to the remaining 51% on January 26, 1998. Until RSL Latin America completes the registration, RSL Latin America will be entitled to receive dividends from RSL Venezuela but will not be able to repatriate capital or remit the dividends from Venezuela. An application for registration of the initial 49% investment was filed on February 27, 1998, and the Company expects that RSL Latin America will file shortly an application with SIEX to register the balance of its investment. Although both applications for registration will have been filed after the requisite 60-day period, the Company has been advised by its counsel in Venezuela, Baker & McKenzie, that it is reasonable to expect that SIEX will accept the registration of RSL Latin America's investment in RSL Venezuela and, as a result thereof, RSL Venezuela will not be restricted form repatriating capital or remitting dividends from Venezuela.

Asia and Pacific Rim Operations

       In Asia, the Company carries on its Australian operations through RSL Asia, a wholly-owned subsidiary of the Company, based in Hong Kong. The Company carries on its other regional operations in Asia through RSL COM Asia Pacific Ltd. RSL Asia was formed to expand the Company's operations into the Asian/Pacific Rim market and, in March 1997, the Company incorporated RSL Japan to initiate the Company's operations in Japan. RSL Asia intends to capitalize on the trend toward deregulation within the region to establish operations in key countries. The Company has hired a managing director to oversee and develop RSL Japan's operations. In February 1998, RSL Japan was granted an International Simple Resale license by Japan's Ministry of Post and Telecommunications (the "MPT") to resell international telephony, fax and data services to and from Japan. RSL Japan has received a Type II value added network provider license and expects to provide such services by the end of the second quarter of 1998. RSL Japan has applied for a Type I license in Japan to provide facilities-based international long distance service. The Company plans to install an Ericsson AXE-10 international gateway switch in its offices in Tokyo by the end of 1998.

       In October 1996, RSL Asia established RSL Australia to carry on its Australian operations. In April 1997, the Company acquired substantially all of the commercial contracts of Pac Star, an Australian based switchless reseller.

       As of October 1997, RSL Australia acquired 100% of the issued capital of, and the copyright in the billing software used by, the members of the Call Australia Group, leading Australian switchless resellers.

       In November 1997, RSL Australia purchased 85% of EZI, an international reseller and prepaid calling card services provider.

       In March 1998, the Company agreed to acquire, in two separate transactions, the customer base of each of First Direct Communications Pty., Limited and Link Telecommunications Pty. Ltd., two switchless mobile telecommunications resellers in Australia. The transactions are subject to regulatory approval in Australia and other customary conditions to closing.

Australian Operations

   Overview

       Australia originated 1.3 billion minutes of international traffic in 1996. The Company operates in Australia through RSL Australia, a wholly-owned subsidiary of RSL Asia. The Company began generating revenues in Australia in April 1997. From April 1, 1997 through December 31, 1997, RSL Australia generated $32.3 million of revenues.

   Services and Customers

       As a result of its transaction with Pac Star and the recent acquisition of the Call Australia Group, the Company's customer base in Australia has grown significantly and consists primarily of commercial customers. The Company offers these customers local services and domestic and international long distance services. As a result of its acquisition of EZI, RSL Australia offers prepaid cards to residential customers.

   Marketing and Sales

       The Company plans to market its services in Australia through a variety of channels, including direct sales and indirect sales through independent agents. The Company's current revenues are generated primarily from the customer base acquired from Pac Star and the Call Australia Group. In addition, RSL Australia maintains an extensive calling card distribution network.

   Australian Network Structure

       The Company has installed an Ericsson AXE-10 international gateway switch in its offices in Sydney and two domestic switches in Melbourne and Brisbane which are directly linked to each other. In addition, RSL Australia operates a prepaid card platform. The Company owns MIUs on the APCN, JASAURUS and NPC undersea fiber optic cable systems and on the CMC and MCC terrestrial fiber optic cables.

   Competition

       The Company's principal competitors in Australia are the two licensed general carriers Telstra Corporation Limited (the former PTT) and Optus Communications Pty. Limited. Each of these competitors provides a bundle of services including mobile, local, and domestic and international long distance. In addition, the Company faces competition from switch-based and switchless resellers such as Spectrum Network Systems Limited, Axicorp Pty.
Limited and AAPT Pty. Limited.

   Regulatory Environment

       RSL Australia has been enrolled with the Australian Telecommunications Authority ("Austel") under the provisions of the International Service Providers Class License as a provider of services with double-ended interconnection. The Telecommunications Act 1991 allows enrollment as a provider of services with double-ended interconnection, provided that Austel is satisfied that the services to be offered are in the public interest. Double-ended interconnection allows the Company to interconnect with the Australian PSTN, to resell general carrier services, and to transmit international calls over owned international transmission facilities. Customers are able to access the Company's network from the PSTN utilizing a four digit prefix code issued by Austel and via "national access," a preselect and override code service for domestic long distance and international calls. International long distance services may be provided by the use of satellite based facilities or international cable capacity. Full deregulation of the Australian telecommunications market occurred in July 1997 with the repeal of the Telecommunications Act 1991 and the introduction of the Telecommunications Act 1997. RSL Australia can, at any time, apply for a general carriers license under the new act, but obtaining such a license may impose certain restrictions and costs rather than expand the scope of operations of RSL Australia. Since there have been delays in implementing the new act, the Company has continued to operate as it has under the old act pursuant to the transitional provisions of the new act.

Internet Telephony Operation--General

       In July 1997, the Company acquired a 51% interest in Delta Three, a telecommunications provider utilizing the Internet and networks based on Internet protocols to provide telecommunications services and to transmit voice communications. Since July 1997, the Company has acquired an additional 21% and as of December 1997 agreed to acquire an additional approximately 26% interest in Delta Three which would bring the Company's total ownership interest in Delta Three to approximately 98%. This transaction is currently expected to close by the end of the first quarter of 1998. Concurrently with the execution of the acquisition agreement relating to the Company's initial investment, the Company and Delta Three entered into a services agreement, pursuant to which, among other things, Delta Three provides the Company with discounted Internet telephony services and the Company provides Delta Three with termination services at preferred rates. Such services agreement also provides for the co-location of Delta Three's servers with the Company's facilities.

       The Internet is an interconnected global computer network of tens of thousands of packet-switched networks using Internet protocols. Technology trends over the past decade have removed the distinction between voice and data segments. Traditionally, voice conversations have been routed on analog lines. Today, voice conversations are routinely converted into digital signals and sent together with other data over high-speed lines. In order to satisfy the high demand for low-cost communication, software and hardware developers began to develop technologies capable of allowing the Internet to be utilized for voice communications.

       Several companies, including Delta Three, now offer services that provide real-time voice conversations over the Internet ("Internet Telephony"). These services work by the use of an Internet gateway server ("Internet Gateway"), which provides a connection between the PSTN and the Internet and converts analog voice signals into digital signals. These signals are in turn compressed and split into packets which are sent over the Internet like any other packets and reassembled by a second Internet Gateway as audio output at the receiving end. The packets are converted back into analog format and transferred to the PSTN and then to the telephone number dialed.

       Most Internet Telephony software today requires both users to use computers that are connected to the Internet at the time of the call, but services provided by Delta Three allows both parties to use their ordinary telephones. Current Internet Telephony does not provide comparable sound quality to traditional long distance service. The sound quality of Internet Telephony, however, has increased over the past few years, and the Company expects such quality to continue to improve, although there can be no assurance in this regard.

Delta Three Operations

   Overview

       Delta Three began operations in May 1996 and began offering commercial Internet telephony services in January 1997. Delta Three currently offers commercial service between 15 countries and it plans to extend the service to additional countries within the next two years.

   Service and Customers

       Delta Three utilizes the Internet, traditionally a network for data communications, as a transmission medium for ordinary telephone calls. The service offered by Delta Three enables customers to place long distance and international phone calls over the Internet while using a standard telephone, without any additional equipment. Delta Three also offers a service that enables customers to place long distance calls from a personal computer to a standard telephone. Delta Three offers these services at a price which is at a significant discount to standard international calls.

       Delta Three operates as a wholesale carrier for international long distance resellers on a point-to-point basis and as a retail carrier, servicing its own network and marketing the use of its network to consumers in designated areas and corporations.

       The Company currently provides its U.S. customers Delta Three's Internet Telephony service for telephone service from the U.S. to Hong Kong, Israel, Cali and Bogota, Colombia and Sao Paolo, Brazil.

       In January 1998, RSL Japan entered into an agreement with Nifty Corp. ("Nifty"), a large on-line Internet service provider in Japan and a joint venture company owned by Fujitsu Ltd. and Nissho Iwai Corp., to provide Delta Three's Internet Telephony service in Japan to Nifty's customers.

   Marketing and Sales

       Delta Three's strategy is initially to utilize wholesale contracts to increase the volume on its network and then to add retail and corporate clients onto the network, which it will market under its name. In addition, Delta Three utilizes the worldwide web as an additional sales venue to offer services to retail customers. Delta Three focuses on supplying its services to high-margin international niches. Delta Three also offers the Company the ability to purchase minutes wholesale at preferred rates.

   Delta Three Network

       The Delta Three network consists of 16 Internet Gateways, located within key metropolitan areas in target countries. A Delta Three customer dials an access number where a Delta Three system prompts the customer for an access code and the desired phone number. The system then opens a connection with a remote Internet Gateway and instructs the Internet Gateway to place a local call to the telephone the customer has dialed. Once the local call is transmitted, the Internet Gateway converts the call into a form which can be routed over the Internet and transfers the call to a second Internet Gateway. The Internet Gateway may be connected by (i) the Internet accessed through an Internet service provider, (ii) capacity leased on a private Intranet and (iii) leased private lines. By routing calls in such a manner, Delta Three is able to avoid the high costs associated with the settlement process.

   Regulatory Environment

       While regulation still plays a significant role in traditional telecommunications markets, the Internet is largely unregulated, permitting business opportunities to flourish and to rapidly follow technological developments. To date, the FCC has never directly exercised regulatory jurisdiction over Internet-based services. The rapid development of the Internet, however, raises the question of whether the language of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, or existing FCC regulations, covers particular services offered over the Internet.

       The FCC and most foreign regulators have not yet attempted to regulate the companies that provide the software and hardware for Internet Telephony, the access providers that transmit their data, or the service providers, as common carriers or telecommunications services providers. Therefore, the existing systems of access charges and international accounting rates, to which traditional long distance carriers are subject, are not imposed on providers of Internet Telephony services. As a result, such providers may offer calls at a significant discount to standard international calls. There can be no assurance, however, that the FCC and foreign regulators will not regulate Internet Telephony or Internet service providers in the future.

       The level of regulation of Internet Telephony differs significantly from country to country and, in many countries, Internet Telephony is not regulated any differently than other Internet service. In some countries Internet Telephony is illegal. There can be no assurance that regulation of Internet Telephony will not increase around the world.

Employees

       As of February 25 1998, the Company employed approximately 1,186 people, including officers, administrative and salaried selling personnel. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

   Certain information concerning executive officers of the Company and certain of its subsidiaries is set forth below:


              Name            Age                 Position
              ----            ---                 --------

Itzhak Fisher.............    42      Director, President and Chief Executive
                                      Officer

Jacob Z. Schuster.........    49      Director, Executive Vice President, Chief
                                      Financial Officer, Assistant Secretary and
                                      Treasurer

Richard E. Williams.......    46      President and Chief Executive Officer of
                                      RSL Europe

Adrian Coote..............    43      Managing Director of RSL Australia

Karen van de Vrande.......    47      Vice President of Marketing

Nir Tarlovsky.............    31      Vice President of Business Development

Nesim N. Bildirici........    31      Vice President of Mergers and Acquisitions

Mark J. Hirschhorn........    33      Vice President--Finance, Global Controller
                                      and Assistant Secretary

Roland T. Mallcott........    51      Vice President of Engineering

Andrew C. Shields.........    41      Vice President of International Carrier
                                      Relations

Avery S. Fischer..........    30      Legal Counsel

Tucker Hall...............    42      Secretary



       With the exception of Mr. Fisher and Mr. Schuster, set forth below is certain information with respect to the executive officers of the Company. Information with respect to Mr. Fisher and Mr. Schuster is incorporated herein by reference to the section entitled "Election of Directors" in the Company's 1998 Proxy Statement to be filed with the Commission no later than April 30, 1998.

       Richard E. Williams, has served as President and Chief Executive Officer of RSL Europe since August 1995. From 1992 through 1994, Mr. Williams served as a director of IDB WorldCom, with responsibility for sales and marketing. From 1990 to 1992, Mr. Williams served as Managing Director and Vice President of Operations (Europe, Africa and Middle East) of WICAT Systems, a computer systems company. From 1968 to 1990, Mr. Williams served in various technical, research, sales, and management capacities at British Telecommunications PLC ("British Telecom"), most recently serving as a General Manager from 1988 to 1990.

       Adrian Coote, has been Managing Director of RSL COM Australia Pty. Ltd. since October 1996. From May 1993 to October 1996, Mr. Coote served as Director of Engineering and Operations of Vodafone Pty. Limited, an Australian mobile carrier, responsible for the design, implementation and operation of its mobile network and subscriber administration systems. From 1987 to 1993, Mr. Coote was General Manager, Sales of British Telecom

Australasia responsible for introducing and managing its private switching systems and global data networks. Prior to joining British Telecom Australasia, Mr. Coote served in various capacities at Philips Telecommunications Systems.

       Karen van de Vrande, has been Vice President of Marketing of the Company since March 1996. From March 1993 to February 1996, Ms. van de Vrande served as Managing Director of American Telephone & Telegraph, Inc.'s ("AT&T") Consumer Communications Services for Europe, the Middle East and Africa. From 1990 to 1993, Ms. van de Vrande served as Managing Director of AT&T's Israeli operations. She served in various marketing and sales capacities at AT&T from 1981 to 1990.

       Nir Tarlovsky, has been Vice President of Business Development of the Company since April 1995 and served as a director of the Company from April 1, 1995 until March 1997. Mr. Tarlovsky is also Vice President of ITG. From 1992 to March 1995, Mr. Tarlovsky served as Senior Economist of Clal, where he was responsible for oversight of the operations and budgets of 150 of Clal subsidiaries. While at Clal, he was also responsible for the development of new international telecommunications ventures. Prior to 1992, Mr. Tarlovsky served as an officer in the Israeli Army, where he was responsible for management and financial oversight of international research and development projects.

       Nesim N. Bildirici, has been Vice President of Mergers and Acquisitions of the Company since 1995 and served as a director of the Company from April 1995 until March 1997. From August 15, 1993 to December 31, 1996, Mr. Bildirici was employed by both RSLAG and the Company. Mr. Bildirici is also a Managing Director of RSLAG. Prior to joining RSLAG, Mr. Bildirici was an investment banker at Morgan Stanley & Co. Incorporated from 1989 to 1991. From 1991 to 1993, Mr. Bildirici was a graduate student at Harvard Business School, where he received his MBA.

       Mark J. Hirschhorn, has been Vice President-Finance of the Company since August 1997 and has been Global Controller of the Company since January 1996. Mr. Hirschhorn has also served as the Assistant Secretary of the Company since September 1996. From October 1987 to December 1995, Mr. Hirschhorn was employed at Deloitte & Touche LLP, most recently as a Senior Manager specializing in emerging business and multinational consumer product companies.

       Roland T. Mallcott, has been Vice President of Engineering of the Company since February 1997. From December 1995 until January 1997, Mr. Mallcott served as Director of Joint Ventures of Concert, through British Telecom and MCI Communications Corporation ("MCI"), in Canada, Mexico and Germany. From January 1991 to December 1995, Mr. Mallcott served as Director of Engineering and Operations for British Telecom (US) responsible for building and managing the British Telecom and Concert global data and voice networks. Prior to 1991, Mr. Mallcott served in various network engineering capacities for British Telecom.

       Andrew C. Shields, has been Vice President of International Carrier Relations since August 1997. From October 1993 until August 1997, Mr. Shields served as Vice President of International Business Development of LCI International, with responsibility for international business development and international carrier relations. From June 1991 until October 1993, Mr. Shields served as Director of Global Alliances for Northern Telecom responsible for international infrastructure expansion. Mr. Shields also served as Northern Telecom's Director of International Marketing from June 1989 until June 1991. From 1984 to 1989, Mr. Shields served as Senior Manager, International Relations for MCI International responsible for negotiating bilateral direct operating agreements with international carriers. Mr. Shields also served, in various capacities at MCI International, MCI Telecommunications, and ITT World Communications from 1979 to 1984.

       Avery S. Fischer, has served as Legal Counsel of the Company since January 1997. From 1994 to 1997, Mr. Fischer was an associate with the law firm of Rosenman & Colin LLP, New York, New York, with a practice concentrating in mergers and acquisitions, securities and general corporate counseling. From 1993 to 1994, Mr. Fischer was an associate with the law firm of Shea & Gould, New York, New York, with a practice concentrating in commercial and securities litigation. From 1990 to 1993, Mr. Fischer was a student at Brooklyn Law School, where he received his Juris Doctor.

       Tucker Hall, Secretary of the Company since March 1997, has been a manager of Codan Services Limited, Hamilton, Bermuda, a corporate service company associated with the law firm of Conyers, Dill & Pearman, Hamilton Bermuda, Bermuda counsel to the Company, since 1989.

       There is no arrangement or understanding between any officer and any other person pursuant to which such person was selected as an officer with the exception of Mr. Fisher and Mr. Hall. Officers of the Company serve at the pleasure of their respective Boards of Directors, subject to any written arrangements with the Company. The section entitled "Executive Compensation--Employment Arrangements" is incorporated herein by reference to the Company's 1998 Proxy Statement to be filed with the Commission no later than April 30, 1998. Information relating to each of the Company's agreements with Mr. Fisher and Mr. Hall is set forth in such section.

Item 2.  PROPERTIES

       The Company's headquarters are located at Clarendon House, Church Street, Hamilton, HM CX Bermuda.

       The Company maintains executive offices with respect to some of its operations at 767 Fifth Avenue, Suite 4300, New York, New York 10153, where the Company occupies approximately 11,000 square feet under a lease which expires on January 31, 2002. The lease provides for annual lease payments of $767,000.

       The Company also maintains a 3,040 square foot office at 60 Hudson Street, New York, New York which houses the Company's international gateway and domestic switches located in New York. The lease extends until March 2006 and provides for annual lease payments of $312,240.

       The Company has entered into a lease to maintain a 14,000 square foot office at 430 Park Avenue, New York, New York for RSL USA's Eastern U.S. offices. The lease extends until June 29, 2001 and provides for annual lease payments of $375,000.

       The Company maintains a 15,000 square foot office at 5550 Topanga Canyon Boulevard, Woodland Hills, California which houses RSL USA's western offices. The lease for such space extends until January 15, 2003 and provides for annual lease payments of $333,000.

       The Company maintains an office at Churchill House, 142-146 Old Street, London, England which is used as the location for the London international gateway switch and the London domestic switch. The lease extends until October 1, 2005 and provides for annual lease payments of $83,000 until March 1998 and may be increased thereafter.

       The Company maintains office space at Victoria House, London Square, Cross Lanes, Guildford, Surrey, which is RSL Europe's headquarters. The lease extends until August 20, 2006 and provides for annual lease payments of approximately $245,000.

       In addition, the Company maintains offices with respect to its other foreign operations, for which the aggregate annual lease payments equal approximately $3.0 million.

       The Company, through its direct and indirect subsidiaries, also leases additional office spaces for its operations.

Item 3.  LEGAL PROCEEDINGS

       In September 1997, AT&T filed with the FCC an opposition to the Company's requests for modification of the International Settlement Policy to implement the Company's accounting rates for international long distance service between the U.S. and each of Denmark, the Dominican Republic, Finland, Norway and the U.K. AT&T has alleged, inter alia, that the requests violate the principles underlying the International Settlement Policy and the FCC's non-discrimination policy. The Company does not believe that the FCC's resolution of this matter reasonably can be expected to have a material adverse effect on its business or results of operations.

       On April 14, 1997, the Attorney General of the State of Illinois filed a complaint against LDM arising from alleged instances of unauthorized changes in subscribers' selections of interexchange carriers ("slamming"). On October 24, 1997, the Attorney General of the State of New Jersey served a subpoena on LDM seeking information also relating to various "slamming" complaints lodged against LDM. Both the Illinois Complaint and the New Jersey Subpoena relate to alleged activity by LDM occurring prior to its acquisition by RSL USA. Under the terms of the stock purchase agreement between LDM and RSL USA, RSL USA is indemnified from, among other things, liability relating to litigation proceedings. The Company does not believe that the resolution of these matters reasonably can be expected to have a material adverse effect on its business or results of operations.

       The Company also is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation that the Company believes could reasonably be expected to have a material adverse effect on its business or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Price of the Registrant's Common Equity

       The Company's Class A common shares, par value $.00457 per share (the "Class A Common Stock") is traded on The Nasdaq Stock Market National Market ("NASDAQ"). Prior to October 1, 1997, the date on which the Class A Common Stock began trading on NASDAQ, there was no public market for the Class A Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 26, 1998, the last reported price for the Common Stock was $21.875 per share. There is no public market for the Company's Class B common shares, par value $.00457 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"). There were 96 holders of record for the Class A Common Stock as of March 25, 1998, including nominees for an unknown number of beneficial holders, and 19 holders of record of the Class B Common Stock.

       The following table sets forth the range of high and low sale prices for the Class A Common Stock for the fourth quarter of 1997 and the first quarter of 1998.

       Price Period                 High                     Low
       ------------                 ----                     ---
1997

Fourth Quarter............         $35.25                  $22.00
(commencing October 3, 1997)

1998

First Quarter.............         $27.00                  $18.75
(through March 26, 1998)


Dividend Policy

       The Company has never paid dividends on any class of Common Stock and does not anticipate paying any dividends on the Class A Common Stock or any other class of Common Stock in the foreseeable future. Certain of the Company's credit facilities and the indentures governing senior notes issued by RSL Communications PLC, a wholly owned subsidiary of the Company ("RSL PLC") contain restrictions on the Company's ability to declare and pay dividends on the Common Stock. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and any such other factors as the Board of Directors may deem relevant.

Bermuda Taxation

       At the date hereof, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by the Company or its shareholders other than those who are ordinarily resident in Bermuda. The Company is not subject to stamp or other similar duty on the issue, transfer or redemption of its Class A Common Stock.

       The Company has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event there is enacted in Bermuda any legislation imposing tax computed on profits or income or computed on any capital assets, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to the Company or to its operations, or to the shares or other obligations of the Company until March 28, 2016 except insofar as such tax applies to persons ordinarily resident in Bermuda and holding such shares or other obligations of the Company or any real property or leasehold interests in Bermuda owned by the Company. No reciprocal tax treaty affecting the Company exists between Bermuda and the U.S.

       As an exempted company, the Company is liable to pay in Bermuda a registration fee based upon its authorized share capital and the premium on its issued shares at a rate not exceeding $25,000 per annum.

Recent Sales of Unregistered Securities

       In August 1995, RSL Europe entered into an employment agreement with Richard E. Williams, the Chief Executive Officer of RSL Europe, the term of which expires in August 1998. Pursuant to the agreement, RSL Europe granted to Mr. Williams the option to purchase shares of capital stock of RSL Europe equal to up to 2.0% of the outstanding capital stock of RSL Europe (the "RSL Europe Option Rights"). In September 1997, the Company entered into an agreement pursuant to which the Company, in consideration for his waiver of the RSL Europe Option Rights, granted to Mr. Williams options to purchase 350,400 shares of Class A Common Stock, which options became exercisable upon the closing date of the Initial Public Offering, at an exercise price per share of $.00457. The issuance of such shares is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

       In connection with the Initial Public Offering, the Company issued to certain members of management and original shareholders of certain of the Company's subsidiaries an aggregate of 411,105 shares of Class A Common Stock in exchange for shares of certain of the Company's subsidiaries held by such persons. The issuance of such shares is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Use of Proceeds From Registered Securities

       On October 6, 1997, the Company closed its initial public offering of 8,280,000 shares of its Class A Common Stock (including 1,080,000 shares of Class A Common Stock issued upon the exercise of over-allotment options granted to the underwriters (the "Underwriter's Options") internationally (the "International Offering") and in the U.S. (the "U.S. Offering," and together with the International Offering, the "Initial Public Offering"). The Company's registration statement on Form S-1 (File No. 333-34281), filed with the Commission with respect to the Initial Public Offering was declared effective by the Commission on September 30, 1997. All of the shares of Class A Common Stock were offered and sold by the Company. Effective upon the consummation of the Initial Public Offering, all of the outstanding preferred stock were automatically converted into shares of the Company's Class B Common Stock, which shares of Class B Common Stock are convertible into shares of the Company's Class A Common Stock on a share-for-share basis.

       The managing underwriter for the U.S. Offering was Goldman Sachs & Co. and the co-lead underwriters were Merrill Lynch & Co. and SBC Warburg Dillon Read Inc. The managing underwriter for the International Offering was Goldman Sachs International and the co-lead underwriters were Merrill Lynch International, Morgan Stanley & Co. International Limited and Swiss Bank Corporation, acting through its Division, SBC Warburg Dillon Read.

       The aggregate offering price of the 7,200,000 shares of Class A Common Stock sold in the Initial Public Offering to the public was $158,400,000 million (exclusive of the Underwriters' Options), with proceeds to the Company, (after deduction of the underwriting discount), of $147,672,000 (before deducting offering expenses payable by the Company). The aggregate offering price of the 1,080,000 shares of Class A Common Stock sold pursuant to the exercise of the Underwriters' Options was $23,760,000 with proceeds to the Company (after deduction of the underwriting discount), of $22,150,800 (before deducting offering expenses). The total initial offering price, underwriting discount and net proceeds (after deducting underwriting discounts and commissions and expenses) to the Company were $182,160,000, $12,337,200 and $167,500,000, respectively.

       The Company has loaned or contributed a substantial portion of the net proceeds of the Initial Public Offering to its subsidiaries and intends to use $101.0 million of the net proceeds to redeem (the "Equity Clawback") part of the 1996 Notes, as permitted under the 1996 Indenture.

Item 6.  SELECTED FINANCIAL DATA

(Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7.)

                      SELECTED CONSOLIDATED FINANCIAL DATA

       Set forth below are selected consolidated financial data for each of the years in the four year period ended December 31, 1997. The selected consolidated financial data presented below with respect to the years ended December 31, 1997, 1996 and 1995 have been derived from the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Financial Statements for the three year period ended December 31, 1997 have been audited by Deloitte & Touche LLP, independent auditors. The information as of and for the year ended December 31, 1994 has been derived from the financial statements of the Company's predecessor entity, ITG. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

       The Company has experienced rapid growth over the periods set forth below, which growth may not necessarily continue at such rate. Accordingly, the financial and operating results set forth below may not be indicative of future performance.


                                                           Year Ended December 31,
                                        ----------------------------------------------------------
                                        Predecessor
                                           1994           1995(1)          1996             1997
                                         ---------       ---------       ---------       ---------
                                                  ($ in thousands, except loss per share)
Consolidated Statements of
  Operations Data:

Revenues ..........................      $   4,702       $  18,617       $ 113,257       $ 300,796

Cost of services ..................         (4,923)        (17,510)        (98,461)       (265,321)
                                         ---------       ---------       ---------       ---------

Gross profit (loss) ...............           (221)          1,107          14,796          35,475

Selling, general and administrative
    expenses ......................         (2,395)         (9,639)        (38,893)        (94,712)

Depreciation and amortization .....           (240)           (849)         (6,655)        (21,819)
                                         ---------       ---------       ---------       ---------

Loss from operations ..............         (2,856)         (9,381)        (30,752)        (81,056)

Interest income ...................             --             173           3,976          13,826

Interest expense ..................           (225)           (194)        (11,359)        (39,373)

Other income ......................             --              --             470           6,595(2)

Minority interest .................             --              --            (180)            210

Income taxes ......................             --              --            (395)           (401)
                                         ---------       ---------       ---------       ---------

Net loss ..........................      $  (3,081)      $  (9,402)      $ (38,240)      $(100,199)
                                         =========       =========       =========       =========


Loss per share(3) .................      $  (15.41)      $   (1.67)      $   (5.13)      $   (5.27)

Weighted average number of shares
  of Common Stock outstanding(3) ..            200           5,641           7,448          19,008

                                                         For the Year Ended December 31,
                                           ----------------------------------------------------------
                                           Predecessor
                                              1994           1995(1)          1996            1997
                                            ---------       ---------       ---------       ---------
                                                                    (In thousands)
Other Official Data:
EBITDA(4) ............................      $  (2,616)      $  (8,532)      $ (23,807)      $ (52,432)
Capital expenditures(5) ..............          1,126           6,074          23,880          49,417
Cash (used in) provided by operating
  activities .........................         (1,987)          3,554         (10,475)        (91,812)
Cash used in investing activities ....           (478)        (16,537)       (225,000)        (18,821)
Cash provided by financing activities           2,888          18,143         335,031         152,035


                                                               As of December 31,
                                           ----------------------------------------------------------
                                           Predecessor
                                              1994           1995(1)          1996            1997
                                            ---------       ---------       ---------       ---------
                                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents ............      $     452       $   5,163       $ 104,068       $ 144,894
Marketable securities ................             --              --          67,828          13,858
Restricted marketable securities .....             --              --         104,370          68,836
Total assets .........................          3,682          53,072         427,969         605,664
Short-term debt, current portion of
 long-term debt and current portion of
 capital lease obligations ...........          2,645           5,506           6,974           8,033
Long-term debt and capital lease
 obligations .........................          1,404           6,648         314,425         316,608
Shareholders' (deficiency) equity ....         (3,651)          5,705          20,843         126,699


------------------------------------
(1) Effective with the acquisition of a majority equity interest in ITG in September 1995, the Company began to consolidate ITG's operations. From March 1995 (the date of the Company's initial investment) to September 1995, the Company accounted for its investment in ITG using the equity method of accounting.
(2) Other income includes the reversal of certain liabilities accrued in connection with the Company's obligations under an agreement that required the Company to meet a carrier vendor's minimum usage requirements, which agreement was entered into by a subsidiary of the Company prior to the Company's acquisition of such subsidiary. During May 1997, the Company renegotiated the contract with this carrier vendor resulting in the elimination of approximately $7.0 million of previously accrued charges.
(3) Loss per share is calculated by dividing the loss attributable to Common Stock by the weighted average number of shares of Common Stock outstanding, and has been retroactively restated to reflect the 2.19-for-one stock split. Outstanding stock options, Roll-up Rights and warrants (including, without limitation, the Warrants) are not included in the loss per common share calculation as their effect is anti-dilutive. See "Description of Capital Stock."
(4) EBITDA consists of loss before interest, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. The Company's use of EBITDA may not be comparable to similarly titled measures used by other companies due to the use by other companies of different financial statement components in calculating EBITDA.
(5) Capital expenditures include assets acquired through capital lease financing and other debt.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The following contains statements which constitute forward-looking statements regarding the intent, belief or current expectations of the Company or its officers with respect to, among other things, the Company's financing plans, trends affecting the Company's financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. The Company's actual future results could differ materially from those discussed herein. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Information contained in this Annual Report on Form 10- K, including, without limitation, information contained in this section of the Annual Report on Form 10-K and information under "Business," identifies important factors that could cause such differences.

Overview

   General

       The Company is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services to both carrier and commercial (including business and residential) accounts. These services include international long distance calling to over 200 countries and calling card, private line and value-added telecommunications services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue generating operations in the U.S., the U.K., France, Germany, Sweden, Finland, The Netherlands, Denmark, Australia, Italy, Venezuela, Switzerland and Belgium. The Company is in the process of commencing start-up operations through its investments in majority-owned entities in Austria, Spain, Luxembourg and Japan, and through its 39% investment in a Portuguese telecommunications company. In 1996, approximately 66% of all international long distance telecommunications minutes originated in these markets. The Company plans to expand its operations and network into additional key markets which account for a significant portion of the world's remaining international traffic. The Company's consolidated revenues for the years ended December 31, 1997 and 1996 were $300.8 million and $113.3 million, respectively.

       The United States. The Company's initial operations were established in the U.S. through the acquisition of interests in ITG in March 1995 and Cyberlink in September 1995. ITG and Cyberlink had growing businesses in New York and California, respectively, each with an established customer base and sales channels, but both had operational problems which prevented these entities from realizing their profit potential. These problems included costly transmission capacity arrangements, vendor disputes and inadequate credit and pricing policies. Each of ITG and Cyberlink was also unable to obtain funding for working capital which limited their ability to purchase transmission capacity on a cost-efficient basis which, coupled with the foregoing problems, limited their operating performance.

       Following the Company's acquisition of interests in ITG in 1996 ("ITG 1996 Acquisition"), which brought the Company's ownership in ITG to 87%, the Company took steps to streamline and improve operations, including finance, network provisioning, pricing and selling functions. During the first quarter of 1997, the Company completed the consolidation of its U.S. operations under one entity, RSL USA. The Company's U.S. operations, other than its operations with respect to LDM remain consolidated with RSL USA.

       The Company has implemented solutions designed to improve RSL USA's operations. For example, the Company added key members to its management and purchased and developed additional management software systems which provide current traffic provisioning and an enhanced ability to predict future traffic volume. The Company also successfully negotiated and continues to negotiate rate reductions and more appropriate transmission capacity arrangements based on the Company's current and anticipated capacity requirements. In addition, the

Company's U.S. operations began to utilize the Company's own facilities in the fourth quarter of 1996. The Company anticipates that expanded utilization of its own facilities (as such component of RSL-NET continues to grow) will result in more cost-efficient methods of transport for its U.S. business. The Company also improved vendor relations by paying bills on a more timely basis and has implemented stricter financial controls, including ongoing customer credit reviews and managerial procedures to reduce credit exposure, and settled certain disputes and claims with certain of its vendors.

       Although the Company's U.S. gross margin decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to the rapid expansion of its operations, the Company expects that its gross margin in 1998 will improve as a result of the operational efficiencies implemented to date and to be derived from continued growth, the continued development of RSL-NET and the resulting economies of scale. However, the foregoing is a forward-looking statement and there can be no assurances in this regard. Although the Company anticipated U.S. gross margin improvements during 1997, rapid growth in excess of the Company's expectations continued to cause traffic overflow and gross margin pressure.

       As of December 31, 1997, the Company had recorded approximately $135.7 million of goodwill in connection with its U.S. acquisitions (including ITG, Cyberlink, LDM and Delta Three). Goodwill represents the excess of cost over the fair value of the net assets of acquired entities. The Company's component cost and purchase price allocation for U.S. acquisitions are as follows:


                                                         Component Cost and
                                                      Purchase Price Allocation
                                                      -------------------------
                                                          ($ in millions)
Assets Acquired:
                                                               $12.4
   Cash and cash equivalents.........................
   Accounts receivable...............................           13.9
   Telecommunications equipment......................            5.3
   Deposits and others...............................            2.8
   Intangible assets--goodwill........................         135.7

Liabilities Assumed:
   Accounts payable and other long-term liabilities..           64.8
   Long-term debt....................................            4.7

Equity:
   Acquisition of minority interest..................           22.4
   Increase to shareholders' equity..................           32.6


       Europe. RSL Europe is a wholly-owned subsidiary of the Company. RSL Europe was formed in March 1995 to implement the Company's pan-European strategy. In November 1995, RSL Europe acquired a 51% interest in Cyberlink Europe which, through its wholly-owned subsidiaries, RSL Finland and RSL Sweden, commenced operations in May 1996. In May 1996, the Company acquired Sprint's international long distance voice businesses in France and Germany. In October 1996, RSL Europe acquired a 75% interest in the operations of RSL Netherlands, an international reseller which had been operating in The Netherlands since October 1995. In 1997, RSL Europe acquired the remaining minority interest in RSL Netherlands. A start-up wholly-owned subsidiary of RSL Netherlands commenced operations in Denmark in May 1997. In April 1997, RSL Europe acquired a 30.4% interest in Maxitel, a Portuguese international telecommunications carrier, and has since increased its ownership interest in Maxitel to 39%.

       In August 1997, RSL Europe acquired an 85% interest in the operations of RSL Italy, an international telecommunications reseller that had been operating in Italy since 1995. In August 1997, RSL Europe also acquired a 50% interest in RSL Austria, which will initially operate as an international telecommunications reseller. After the completion, in September 1997, of certain corporate formalities, the Company's interest was increased to 90% of RSL Austria.

       In December 1997, RSL Europe acquired an 78.5% interest in RSL Switzerland, a long distance telecommunications carrier in Switzerland.

       In December 1997, RSL Europe formed a joint venture to establish RSL
Spain.

       In December 1997, RSL Europe acquired a 90% interest in RSL Belgium, a licensed international telecommunications carrier in Belgium which in turn owns 100% of RSL Luxembourg, a licensed international telecommunications carrier in Luxembourg.

       Most EU member states are in the initial stages of deregulation. Deregulation in these countries may occur either because the member state decides to open up its own market (e.g., the U.K., Sweden and Finland) or because it is directed to do so by the EC through one or more directives issued thereby. In the latter case, such an EC directive would be addressed to the national legislative body of each member state, calling for such legislative body to implement such directive through the passage of national legislation.

       Although interconnection was not available and implemented in most EU countries by January 1, 1998 (as called for by an EC directive), the current regulatory scheme in Europe nevertheless provides an opportunity for the Company to provide a range of services immediately in many countries, while putting in place adequate infrastructure to capitalize on final deregulation if and when it occurs. The Company can provide value-added services before interconnection is available and, in certain EU countries, the Company is already providing dial-in access, coupled, when possible, with autodialers or the programming of customers' phone systems to dial access codes, to route traffic over the PSTN to the Company's switches. See "Business--International Long Distance Mechanics."

       As of December 31, 1997, the Company had recorded an aggregate of approximately $51.9 million of goodwill in connection with its European acquisitions. Goodwill represents the excess of cost over the fair value of the net assets of acquired entities. The Company's component cost and purchase price allocation for its European acquisitions are:

                                                           Component Cost and
                                                       Purchase Price Allocation
                                                       -------------------------
                                                            ($ in millions)
Assets Acquired:
                                                                $2.3
   Cash and cash equivalents.........................
   Accounts receivable...............................            0.8
   Telecommunications equipment......................            2.2
   Deposits and others...............................            0.3
   Intangible assets--goodwill........................          51.9

Liabilities Assumed:
   Accounts payable and other long-term liabilities..            5.5
   Lease Commitments.................................            2.4


Revenues

       The Company provides both domestic and international long distance services and derives its revenues principally from the provision of international long distance voice telecommunication services. Revenues are derived from the number of minutes of use (or fractions thereof) billed by the Company ("revenue minutes") and are recorded upon completion of calls. In addition, the Company derives revenues from prepaid calling cards. These revenues are recognized at the time of usage or upon expiration of the card. The Company maintains local market pricing structures for its services and generally prices its services at a discount to the prices charged by the local PTTs and major carriers. The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets as a result of increasing competition in telecommunications, which the Company expects will be offset by increased minute volumes and decreased operating costs per minute.

U.S. Operations

                                                             Year Ended December 31,
                                        -------------------------------------------------------------
                                        Predecessor
                                            1994             1995             1996             1997
                                         ---------        ---------        ---------        ---------
                                           (In thousands, except percentage of consolidated revenues)

Revenues ..........................      $   4,702        $  18,461        $  85,843        $ 194,518
Percentage of consolidated revenues          100.0%            99.2%            75.8%            64.7%
Cost of services ..................         (4,923)         (17,367)         (76,892)        (176,780)
                                         ---------        ---------        ---------        ---------
Gross profit (loss) ...............           (221)           1,094            8,951           17,738
Selling, general and administrative
expenses ..........................         (2,395)          (7,444)         (17,606)         (38,207)
Depreciation and amortization .....           (240)            (619)          (3,047)          (5,650)
                                         ---------        ---------        ---------        ---------
Loss from operations ..............      $  (2,856)       ($  6,969)       $ (11,702)       $ (26,119)
                                         =========        =========        =========        =========


    Prior to 1997, the Company's revenues had been primarily derived from its operations within the U.S. The Company's U.S. revenues result primarily from the sale of long distance voice services on a wholesale basis to other carriers, on a retail basis to commercial customers and on a bulk discount basis to distributors of prepaid calling cards. The Company has experienced, and expects to continue to experience, significant month to month changes in revenues generated by its carrier customers. The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. The Company has shifted its marketing focus in the U.S. to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers. The Company has derived increased revenues from its small and medium-sized business customers, as it has been reducing its reliance on wholesale carrier revenues.

European Operations


                                                           Year Ended December 31,
                                         ----------------------------------------------------------
                                                    1995            1996            1997
                                                  --------        --------        --------
                                         (In thousands, except percentage of consolidated revenues)
Revenues ...................................      $    156        $ 27,414        $ 76,653
Percentage of consolidated revenues ........           0.8%           24.2%           24.5%
Cost of services ...........................          (143)        (21,569)        (59,516)
                                                  --------        --------        --------

Gross profit ...............................            13           5,845          14,137
Selling, general and administrative expenses          (539)        (17,377)        (43,004)
Depreciation and amortization ..............           (12)         (1,906)         (7,038)
                                                  --------        --------        --------
Loss from operations .......................      $   (538)       ($13,438)       $(35,905)
                                                  ========        ========        ========


    The Company commenced European operations with the introduction of operations in the U.K., Finland and Sweden in the second quarter of 1996. In addition, the Company acquired operations in France and Germany during the second quarter of 1996 and acquired operations in The Netherlands in the fourth quarter of 1996. During the second quarter of 1997, the Company commenced operations in Denmark and during the fourth quarter of 1997 commenced operations in Italy. Each of the countries in which the Company operates has experienced different levels of deregulation, resulting in various levels of competition and differing ranges of services which the Company is permitted to offer. The Company also believes that as it pursues its strategic growth strategy it will continue to encounter various degrees of start-up time.

    Substantially all revenues from the Company's European operations are derived from commercial sales to end-users, which often generate a higher gross profit than wholesale sales to carriers. Sales are targeted at small and medium-sized corporate customers, as well as to niche consumer markets (including selected ethnic communities). To reduce its credit risk, the Company primarily offers prepaid products to its targeted consumer markets.

    Effect of Deregulation on European Revenues. The Company operates or will soon operate in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. Accordingly, the Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. It is anticipated that most European countries will deregulate various aspects of the telecommunications industry beginning in 1998. The Company believes that, with established or start-up operations in 14 European countries, it will be well positioned to benefit from the anticipated deregulation of European markets. However, there can be no assurance regarding the timing or extent of deregulation in any particular country. See "Business--European Operations--Regulatory Environment."

Other Operations

    During April 1997, the Company acquired a customer base of approximately 1,700 customers from Pac Star, an Australian-based switchless reseller. As of October 1997, RSL Australia acquired 100% of the issued capital of, and the copyrights in the billing software used by, the members of the Call Australia Group. In November 1997, RSL Australia purchased 85% of EZI, an international reseller and prepaid calling card services provider. In March 1998, the Company agreed to acquire, in two separate transactions, the customer base of each of First Direct Communications Pty., Limited and Link Telecommunications Pty., Ltd., two switchless mobile telecommunications resellers in Australia. The transactions are subject to regulatory approval in Australia and other customary conditions to closing. Through December 31, 1997, Australian operations as a whole have generated revenues of approximately $32.0 million.

    The Company also acquired operations in Venezuela in mid-1997 as a result of the Latin American joint venture with the Cisneros Group. To date, the Company's start-up operations in Venezuela have generated approximately $300,000 in revenues.

    In addition, during the second quarter of 1997, the Company incorporated RSL Japan and, in the third quarter of 1997, recruited a managing director to oversee its operations in Japan. In February 1998, RSL Japan was granted an International Simple Resale license by the MPT to provide international telephony, fax and data services to and from Japan. To date, the Company's Japanese operations have not generated revenues. The Company anticipates generating revenues from its operations in Japan during mid-1998.

    The other countries in which the Company operates or will soon operate also have experienced different levels of deregulation. As a result, the level of competition in each country varies. The Company believes that as it pursues its strategic growth strategy, the commencement of new operations will entail varying degrees of time and cost.

Cost of Services

    The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over RSL-NET. The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. The Company expects that an increasing amount of its total operating costs will be fixed in the future, as the volume of the Company's calls carried over its IRUs, MIUs and point-to-point fixed cost leases increases. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its Local Operators in Europe and the U.S. utilizing lines leased on a fixed cost point-to-point basis and MIUs and IRUs. To the extent traffic can be transported between two Local Operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. The Company's cost of transport and termination will decrease to the extent that it is able to bypass the settlement rates associated with the transport of international traffic. By integrating its operations in this manner, the Company expects to continue to improve its gross margins. For a discussion of important factors that adversely affect the Company's gross margins. However, the Company does not intend to purchase or construct its own intranational transmission facilities in any of its markets unless required to do so in order to receive regulatory approval to operate. Accordingly, variable costs will continue to be a majority of the Company's cost of services for the foreseeable future.

    The Company's cost of services is affected by the volume of traffic relative to its owned facilities and facilities leased on a point-to-point fixed cost basis and capacity leased on a per minute basis with volume discounts. To the extent that volume exceeds capacity on leased facilities that have been arranged for in advance, the Company is forced to acquire capacity from alternative carriers on a spot rate per-minute ("overflow") basis at a higher cost. Acquiring capacity on an overflow basis has a negative impact on margins, but enables the Company to maintain uninterrupted service to its customers.

Effect of Deregulation on European Cost of Services

    The Company's current cost structure varies from country to country, in part, as a result of the different level of regulatory policies in place in each country. In general, the Company's cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated. In countries that are not substantially deregulated, the Company's access to the local exchange network is subject to more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying international traffic originating within a country and terminating in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Deregulation in countries in which the Company operates is expected to permit the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that as a result of deregulation, its cost structure will improve. Deregulation is also expected to permit the Company to terminate international inbound traffic in a country which will result in an improved cost structure for the Company as a whole. However, the foregoing is a forward-looking statement and there can be no assurance that deregulation will proceed as expected or lower the Company's cost of services.

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

    The Company has grown and intends to continue to grow by establishing operations in countries that are in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of the Company's operations is in a different stage of development. The early stages of development of a new operation involve substantial start-up costs in advance of revenues. Upon the commencement of such operations, the Company generally incurs additional fixed costs to facilitate growth. The Company expects that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, the Company's consolidated results of operations will vary depending on the timing and speed of the Company's expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of the more established Local Operators.

Foreign Exchange

    The Company is exposed to fluctuations in foreign currencies relative to the U.S. dollar, as its revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business.

    The Company recorded a foreign currency translation adjustment of $4.7 million for the year ended December 31, 1997. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

Acquisition Accounting

    Since its formation in 1994, the Company has expanded its revenues, customer base and network through internal growth and acquisitions. All of its acquisitions were negotiated on an arm's length basis with unaffiliated third parties. The Company accounted for all of its acquisitions of controlling interests using the purchase method of accounting and, accordingly, the respective purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at their dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over a 15- year period. For periods prior to April 1, 1996, the Company had included 100% of the losses of its loss generating subsidiaries in its results of operations because the book value of the minority interests in these subsidiaries has been reduced to below zero. The Company's non-U.S. subsidiaries denominate revenues, costs, assets and liabilities for the most part in local currencies. All of the subsidiaries, however, report their financial results in U.S. dollars pursuant to U.S. GAAP. See "--Foreign Exchange."

Results of Operations

   Years Ended December 31, 1997 and 1996

      Revenues. Revenues increased to $300.8 million for the year ended December 31, 1997 compared to $113.3 million for the year ended December 31, 1996, an increase of 165.6%. This increase is due primarily to an increase in the Company's U.S. revenues from $85.8 million for the year ended December 31, 1996 to $194.5 million for the same period this year and the Company's European revenues, which increased from $27.4 million for the year ended December 31, 1996 to $73.7 million for the same period this year. The Company generated revenues in the United State, in 10 European countries, and in Australia and Venezuela during the fourth quarter of 1997. The Company had revenue-producing operations in only the U.S. and five European countries in 1996. The increase in U.S. revenues was primarily due to increased traffic volume from existing customers, increases in the Company's U.S. commercial customer base and acquisitions. The increase in the Company's European revenues was primarily due to increased traffic volume from existing customers, increases in the Company's commercial customer base in the U.K., Sweden, Finland, Germany and the Netherlands and acquisitions.

      Cost of Services. Cost of services increased to $265.3 million for the year ended December 31, 1997 from $98.5 million for the year ended December 31, 1996, an increase of 169.5%. This increase is primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services increased to 88.2% for the year ended December 31, 1997 from 86.9% for the year ended December 31, 1996. The increase in cost of services, as a percentage of revenues is primarily attributable to the Company's U.S. operations' cost of services which represent 66.6% of the Company's total cost of services. The Company's European operations have generated greater gross margins (19.2% for the year ended December 31, 1997) than the Company's U.S. operations (9.1% for the year ended December 31, 1997). The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, increasing overflow traffic as a result of the Company's significant increase in traffic. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Gross Margins. The Company's consolidated gross margins decreased to 11.8% for the year ended December 31, 1997 from 13.1% for the year ended December 31, 1996. Gross margins in the U.S. decreased to 9.1% from 10.4% for the year ended December 31, 1997 as compared to the same period in 1996. Gross margins in the Company's European operations decreased to 19.2% for the year ended December 31, 1997 from 21.3% for the year ended December 31, 1996. Although the Company anticipated U.S. and European gross margin improvements during 1997, rapid growth in excess of the Company's expectations continued to cause traffic overflow and gross margin pressure.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1997 increased by $55.8 million, or 143.5% to $94.7 million from $38.9 million for the year ended December 31, 1996. This increase is primarily attributable to the reasons previously provided for revenues and cost of services above. As a percent of U.S. revenues, the Company's U.S. selling, general and administrative expense decreased to 19.6% for the year ended December 31, 1997 from 20.5% in the comparable period last year. As a percent of European revenues, the Company's European selling, general and administrative expense decreased to 50.4% for the year ended December 31, 1997 from 60.6% in the comparable period last year. The Company's consolidated selling, general and administrative expense in Europe is 45.4% of its total consolidated selling, general and administrative expense, despite such operations accounting for only 24.5% of the Company's total revenues because of a greater proportion of start-up and expansion costs. Selling, general and administrative expense as a percentage of revenues is expected to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 227.9% to $21.8 million for the year ended December 31, 1997 from $6.7 million for the year ended December 31, 1996, an increase of $15.1 million. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $13.8 million for the year ended December 31, 1997 from $4.0 million for the year ended December 31, 1996, primarily as a result of interest earned on the remaining net proceeds of the 1996 Notes and the proceeds from the Initial Public Offering.

      Interest Expense. Interest expense increased to $39.4 million for the year ended December 31, 1997 from $11.4 million for the year ended December 31, 1996, an increase of approximately $28.0 million, as a result of interest related to the 1996 Notes. Interest expense will increase substantially in future periods due to the interest payments on the Notes.

      Net Loss. Net loss increased to $100.2 million for the year ended December 31, 1997, as compared to a net loss of $38.2 million for the year ended December 31, 1996 due to the factors described above.

   Years Ended December 31, 1996 and 1995

      Revenues. Revenues increased to $113.3 million for the year ended December 31, 1996 from $18.6 million for the year ended December 31, 1995, an increase of 509%. This increase is due primarily to the full year of U.S. operations that is consolidated in the 1996 results of operations compared to only three months of the Company's U.S. operations consolidated in the historical statement of operations for 1995. The Company experienced an increase in commercial customers at each of the Company's operations. The Company's Swedish, Finnish and U.K. operations began generating revenues in May 1996 and contributed approximately $7.8 million to 1996 revenues. The Company purchased Sprint's international voice operations in France and Germany in May 1996. These operations contributed approximately $13.1 million to 1996 revenues. The Company's European operations generated minimal revenues in 1995. For the year ended December 31, 1996, approximately 24% of the Company's revenues were generated from the Company's European operations. The Company expects European operations to increase as a percentage of its total consolidated revenues as the Company proceeds with its expansion of its operations in geographic areas outside the U.S. The foregoing is a forward-looking statement and there can be no assurance in this regard. Factors which could affect such statement include (i) changes to or the Company's inability to effect its growth strategy, (ii) regulatory actions or inactions which adversely affect the Company's existing operations or ability to expand outside of the U.S. and (iii) changes in the competitive and economic environments in each of the Company's existing and new markets.

      In connection with the Company's shift in marketing focus to small and medium-sized businesses, the Company determined in December 1995 that certain carrier customers provided the Company with margins below its targeted levels for margin contribution. Accordingly, the Company established new pricing structures and terminated service to the low or zero margin customers which did not agree to the new pricing structures. In addition, the Company terminated service in February 1996 to its largest wholesale customer because of such customer's inability to pay for past services. This customer represented approximately 11% of ITG's revenues in 1995. The Company has commenced legal proceedings to recover amounts owed to the Company by such customer. The Company has also instituted stricter credit criteria to reduce its bad debt exposure.

      To compensate for the loss of such revenues, the Company accelerated its U.S. sales efforts to small and medium-sized businesses during 1996, resulting in increased sales to this segment.

      Cost of Services. Cost of services increased to $98.5 million for the year ended December 31, 1996 from $17.5 million for the year ended December 31, 1995, an increase of 463%. This increase is due primarily to the full year of U.S. operations that is consolidated in the 1996 results of operations compared to only three months of the Company's U.S. operations consolidated in the historical statement of operations for 1995. As a percentage of revenues, cost of services decreased to 86.9% for the year ended December 31, 1996 from 94.1% for the year ended December 31, 1995. The decrease in cost of services as a percentage of revenues is primarily attributable to the Company's growing European revenues which generate greater gross margins (21.3% in 1996) than the Company's

U.S. operations (10.4% in 1996) and, to a lesser extent, to a decrease in overflow traffic and increased utilization of the Company's operating agreements. The Company is currently seeking to purchase additional capacity on routes on which it has experienced, or anticipates experiencing, overflow traffic. In addition, the Company's prices to customers utilizing these routes are often adjusted to take into account an increased expectation of overflow traffic.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1996 increased to $38.9 million from $9.6 million for the year ended December 31, 1995. This increase is primarily attributable to the Company's investment in sales personnel and marketing expense in order to generate increased revenue. Costs for start-up and expansion of the Company's U.K., Dutch, Finnish and Swedish Local Operators represented 30.1% and 5.6% of the Company's total selling, general and administrative expense for the years ended December 31, 1996 and 1995, respectively, although they only accounted for 9.9% and less than 1.0% of the Company's total revenues for the same periods. Selling, general and administrative expense as a percentage of revenues will vary from period to period as a result of new Local Operators' start-up costs. For existing Local Operators however, such costs are not expected to increase in proportion to revenues.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 689% to $6.7 million for the year ended December 31, 1996 from $849,000 for the year ended December 31, 1995. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. For the years ended December 31, 1996 and 1995, amortization of goodwill amounted to approximately $2.9 million and $548,000, respectively. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets. The Company depreciates its switches over a five- to seven-year life, office equipment is depreciated over their estimated useful lives which range from three to seven years and its investments in MIUs and IRUs are depreciated over a 15-year life. Goodwill is amortized over 15 years.

      Interest Income. Interest income increased to $4.0 million for the year ended December 31, 1996 from $173,000 for the year ended December 31, 1995, primarily as a result of interest earned on the net proceeds from the 1996 Units Offering.

      Interest Expense. Interest expense increased to $11.4 million for the year ended December 31, 1996 from $194,000 for the year ended December 31, 1995, an increase of approximately $11.2 million, as a result of interest related to the 1996 Notes ($9.2 million) and borrowings under the Company's Revolving Credit Facility ($748,000) and the remaining amounts due to interest related to capital leases. Interest expense will increase substantially in future periods due to the interest payments on the Notes.

   Periods Prior to January 1, 1995

      The Company had no operations in 1994 other than insignificant salary expense. The Company's predecessor, ITG, had $4.7 million of revenue and a net loss of $3.1 million for the year ended December 31, 1994. In 1995, the Company had virtually no operations other than its initial investments in its U.S. operations and an investment in Cyberlink Europe, which had no material operations. The majority of the Company's investments (in terms of acquisition value) were made at the end of the third quarter of 1996. Therefore, a comparison of historical results for 1995 compared to 1994 would not be meaningful. Accordingly, the discussion set forth above focuses on the historical information for the years ended December 31, 1995, 1996 and 1997.

Liquidity and Capital Resources

      The Company has incurred significant operating and net losses, due in large part to the start-up and development of the Company's operations and RSL-NET. The Company expects that such losses will increase as the Company implements its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through capital contributions, borrowings and a portion of the net proceeds of each of the 1996 Units Offering and the Initial Public Offering.

      Cash provided by operating activities for the year ended December 31, 1995 and cash used in operating activities for the years ended December 31, 1996 and 1997 equaled $3.6 million, $10.5 million and $91.8 million, respectively. Capital expenditures for the years ended December 31, 1995, 1996 and 1997 were $6.1 million, $23.9 million and $49.4 million, respectively. These capital expenditures are principally for switches and related telecommunications equipment. Funds expended for acquisitions during the years ended December 31, 1995, 1996 and 1997 were $15.4 million, $38.6 million and $77.8 million, respectively. During 1996, the Company funded such operating losses, capital expenditures and acquisitions with borrowings of $44.5 million and a portion of the net proceeds of the 1996 Units Offering. During 1997, the Company funded such operating losses, capital expenditures and acquisitions with a portion of the net proceeds of the 1996 Units Offering and a portion of the net proceeds of the Initial Public Offering. At December 31, 1997, the Company had $83.1 million of working capital as compared to $124.9 million of working capital at December 31, 1996.

      The Company had "other income" for the year ended December 31, 1997 of approximately $7.0 million, primarily as a result of favorable amendments to certain transmission capacity agreements entered into by the Company which resulted in elimination of previously accrued charges.

      The Company's indebtedness was approximately $304.6 million at December 31, 1997, of which $300.0 million represents long-term debt and $4.6 million represents short-term debt. Substantially all such indebtedness is attributable to the 1996 Units Offering.

      The 1996 Notes, which are guaranteed by the Company, are redeemable, at RSL PLC option, subsequent to November 15, 2001, initially at 106.1250% of their principal amount, declining to 103.0625% of their principal amount for the calendar year subsequent to November 15, 2002, and at 100% of the principal amount subsequent to November 15, 2003. In addition, at any time on or before November 15, 1999, the Company may redeem up to $90.0 million of the original aggregate principal amount of the 1996 Notes with the net proceeds of a sale of common equity at a redemption price equal to 112.25% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that at least $210.0 million of aggregate principal amount of 1996 Notes remains outstanding immediately after such redemption. The Company intends to redeem $90.0 million of the original aggregate principal amount of the 1996 Notes with the net proceeds of the Initial Public Offering, as permitted under the 1996 Indenture. The Company has until April 3, 1998 to effect such redemption.

      The Indentures contain certain restrictive covenants which impose limitations on the Company and certain of its subsidiaries ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries,
(iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and
(viii) sell assets.

      In connection with the issuance of the 1996 Notes, the Company was required to purchase and maintain restricted marketable securities, which are held by the Trustee under the 1996 Indenture, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such restricted marketable securities was approximately $68.9 million at December 31, 1997. (The market value of such securities, as adjusted to reflect use of such securities in connection with the Equity Clawback, was approximately $47.9 million.)

      In February 1998, RSL PLC consummated the U.S. Dollar Notes Offerings of $200.0 million 91/8% Senior Notes due 2008 and $328.1 million ($200.0 million initial accreted value) 101/8% Senior Discount Notes due 2008. In March 1998, RSL PLC consummated the German Debt Offering of DM296.0 million (approximately $99.1 million initial accreted value) 10% Senior Discount Notes. A portion of the net proceeds from the German Debt Offering may be used to repay or repurchase debt, including, but not limited to, purchases in the open market.

      The Company has a $7.5 million Revolving Credit Facility. There were no amounts outstanding under the facility at December 31, 1997 or as of the date of this Annual Report on Form 10-K. The Revolving Credit Facility is payable on April 1, 1998 and accrues interest, at the Company's option, at (i) the lender's prime rate per annum or (ii) LIBOR plus 1% per annum.

      The Company, through LDM, has a $10.0 million revolving credit facility. There was $3.6 million outstanding under this facility at December 31, 1997. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum.

      One of the Company's primary equipment vendors has also provided to certain of the Company's subsidiaries an aggregate of approximately $50.0 million vendor financing facility to fund the purchase of additional capital equipment. At December 31, 1996 and 1997, approximately $39.0 million and $15.8 million was available, respectively, under this facility. Borrowings from this vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

      While the Company believed that the remaining net proceeds of the Initial Public Offering and of the 1996 Units Offering, together with the available borrowings under the Revolving Credit Facility, vendor financing and short-term lines of credit and overdraft facilities from local banks, would be sufficient to fund the Company's planned expansion of its existing operations and operating losses for approximately 12 to 24 months, the Company took advantage of the current low interest rate environment to raise additional capital through the U.S. Dollar Notes Offerings and the German Debt Offering and utilized a portion of the net proceeds from the Initial Public Offering to prepay some of the 1996 Notes.

Effects of Recently Issued Accounting Standards

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

      In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company uses data at the subsidiary level to manage its operations and the Company will expand its current footnote disclosure to meet this criteria.

Inflation

      The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

Seasonality

      The Company's European operations experience seasonality during July and August, December and January, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

Year 2000 Technology Risks

      The Company is in the process of reviewing its computer systems and operations to identify and determine the extent to which any systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

      The Company is upgrading its computer system in an effort to prevent major system failures which could result upon the transition from 1999 to the year 2000. There can be no assurance that any such upgrades will be successfully implemented or that additional steps will not be necessary. The Company anticipates that it will be fully Year 2000 compliant by the end of 1999; however a failure of the Company's computer systems or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business and financial position or results of operations. The Company currently estimates that the cost to become Year 2000 compliant is approximately $2.0 million. Costs associated with software modification are expensed by the Company when incurred. See "Business -- U.S. Operations" and "-- European Operations -- General."

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Company's 1998 Proxy Statement to be filed with the Commission no later than April 30, 1998 and to the section entitled "Business--Executive Officers of the Registrant" in this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's 1998 Proxy Statement to be filed with the Commission no later than April 30, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement to be filed with the Commission no later than April 30, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement to be filed with the Commission no later than April 30, 1998.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following Financial Statements of the Company are included in Part II,
Item 8 of this report:

            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997
            Consolidated Statements of Shareholders'
            Equity for the years ended December 31, 1995, 1996 and 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997
            Notes to Consolidated Financial Statements

(a)(2)The following Financial Statements of ITG and Subsidiaries are included in
Part II, Item 8 of this Report:

            Independent Auditors' Report
            Consolidated Statement of Operations and Accumulated Deficit for the nine months ended September 30, 1995
            Consolidated Statement of Cash
            Flows for the nine months ended September 30, 1995
            Notes to Financial Statements

(a)(4)The following exhibits are included in this report:


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------


3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

3.3   Bye-Laws of RSL Communications, Ltd. (as amended through September 2,
      1997) (incorporated by reference to Company's Registration Statement on Form S-1 (Registration No. 333-34281)).

4.1 Indenture, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Trustee, containing, as exhibits, specimens of 12 1/4% Senior Notes due 2006 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

4.2 Notes Registration Rights Agreement, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and the Placement Agents (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.3 Note Deposit Agreement, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Book Entry Depositary (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------


4.4 Collateral Pledge and Security Agreement, dated October 3, 1996, by and among RSL Communications PLC and Trustee (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.5 Form of Letter of Transmittal (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.6 Form of 12 1/4% Senior Note due 2006 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1997).

4.7 Form of Class A Common Share Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

4.8 Exchange and Registration Rights Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., J.P. Morgan Securities Inc., and SBC Warburg Dillon Read Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.9 Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.10 Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.11 Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.12 Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.13 Exchange and Registration Rights Agreement, dated as of March 16, 1998, among RSL Communications PLC, RSL Communications, Ltd. and Goldman, Sachs & Co. oHG and Merrill Lynch International (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.14 Note Deposit Agreement, dated as of March 16, 1998, by and between RSL Communications PLC and The Chase Manhattan Bank as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.15 Indenture, dated as of March 16, 1998 by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

10.1 Warrant Agreement, dated October 3, 1996, between RSL Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.2 Warrant Registration Rights Agreement, dated October 3, 1996, between RSL Communications, Ltd., as issuer, and The Chase Manhattan Bank, as warrant agent (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.3 Amendment to the Revolving Credit Facility, dated August 20, 1996, from The Chase Manhattan Bank to RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.4 Amendment to the Revolving Credit Facility, dated September 10, 1996, from The Chase Manhattan Bank to RSL Communications, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.5 Subordinated Promissory Note, dated September 10, 1996, from RSL Communications, Ltd. to Ronald S. Lauder. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.6* Warrant for 210,000 shares of Class B Common Stock of RSL Communications,
      Ltd. issued to Ronald S. Lauder on September 10, 1996 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.7 Standby Facility Agreement, dated October 1, 1996, by and between RSL Communications, Ltd. and Ronald S. Lauder (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.8* Consulting Agreement, dated September 15, 1995, between Eugene A. Sekulow and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.9* Amendment to Consulting Agreement, dated August 8, 1996, between Eugene A.
      Sekulow and RSL Communications, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.10 RSL Communications, Ltd.'s 1995 Amended and Restated Stock Option Plan (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.11*Employment Agreement, dated September 15, 1995, between Itzhak Fisher and
      International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.12*Employment Agreement, dated September 15, 1995, between Itzhak Fisher and
      RSL Communications Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.13*Employment Agreement, dated April 1, 1995, between Nir Tarlovsky and
      International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.14*Employment Agreement, dated April 1, 1995, between Nir Tarlovsky and RSL
      Communications Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------


10.15*Employment Agreement, dated August 9, 1995, between RSL COM Europe Limited and Richard Williams (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.16 Memorandum of Agreement, dated July 30, 1996, between International Telecommunications Corporation and Codetel (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.17 General Purchase Agreement, dated September 14, 1995, between Ericsson Inc. and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.18 Lease Agreement between AB LM Ericsson Finans and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.19 Lease Agreement, dated April 10, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.20 Lease Agreement, dated December 30, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.21 Loan and Security Agreement, dated September 8, 1995, between Cyberlink Inc. and CoastFed Business Credit Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.22 Accounts Collateral Security Agreement, dated September 8, 1995, between Cyberlink Inc. and CoastFed Business Credit Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.23 Equipment Collateral Security Agreement, dated September 8, 1995, between Cyberlink Inc. and CoastFed Business Credit Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.24 Security Stock Pledge Agreement, dated September 8, 1995, between CoastFed Business Credit Corporation and Cyberlink Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.25 Security Agreement, dated September 8, 1995, between CoastFed Business Credit Corporation and Cyberlink-California Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.26 Security Agreement, dated September 8, 1995, between CoastFed Business Credit Corporation and Cyberlink-Nevada Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.27 Asset Purchase Agreement, dated as of May 8, 1996, by and between RSL COM France S.A. and Sprint Telecommunications France Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.28 Transition Services Agreement, dated May 8, 1996, by and among Sprint Telecommunications France Inc., Sprint International France S.A. and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.29 Transition Services Agreement, dated May 8, 1996, by and between Sprint Communications Company L.P. and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.30 Amendment No. 1 to the Transition Services Agreement, effective as of May 8, 1996, among Sprint Communications Company L.P., Sprint International France S.A. and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.31 Transition Services Agreement, dated May 8, 1996, by and between Global One Communications World Operations, Limited and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.32 Asset Purchase Agreement, dated as of May 8, 1996, by and among Siena Vermogensverwaltungs-GmbH, Sprint Telecommunication Services GmbH and Sprint Fon Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.33 Transition Services Agreement, dated May 8, 1996, by and among Sprint Telecommunication Services GmbH, Sprint Fon Inc. and Siena
      Vermogensverwaltungs- GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.34 Transition Services Agreement, dated May 8, 1996, by and between Sprint Communications Company L.P. and RSL COM Deutschland GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.35 Amendment No. 1 to the Transition Services Agreement, effective as of May 8, 1996, among Sprint Communications Company L.P., Sprint
      Telecommunication Services GmbH and RSL COM Deutschland GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.36 Transition Services Agreement, dated May 8, 1996, by and between Global One Communications World Operations, Limited and Siena
      Vermogensverwaltungs-GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.37 Asset Purchase Agreement, August 12, 1996, by and between RSL COM UK Limited and Incom (UK) Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.38 Stock Purchase Agreement, dated July 3, 1996, between RSL Communications Limited, Charles Piluso and International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.39 Secured Promissory Note, dated September 9, 1996, from RSL Communications PLC to Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.40 Stock Pledge and Security Agreement, dated September 9, 1996 between RSL Communications PLC, Charles Piluso and Fletcher, Heald & Hildreth, P.L.C. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.41 New Shareholders Agreement, dated September 9, 1996 among Charles Piluso, Jacqueline and Victoria Piluso, Richard Rebetti, RSL Communications PLC, RSL Communications, Ltd and International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.42 Stock Purchase Agreement, dated September 9, 1996, between RSL Communications PLC, Richard Rebetti, Jr. and International
      Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.43 Secured Promissory Note, dated September 9, 1996, from RSL Communications PLC to Richard Rebetti (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.44 Stock Pledge and Security Agreement, dated September 9, 1996, between RSL Communications PLC, Richard Rebetti, Jr. and Fletcher, Heald & Hildreth, P.L.C. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.45 Agreement and Plan of Reorganization, dated September 9, 1996, among RSL Communications PLC, RSL Communications, Ltd. and Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.46 Tax Agreement, dated September 9, 1996, between RSL Communications PLC, RSL Communications, Ltd. and Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.47 Stock Purchase Agreement, dated September 22, 1995, by and between RSL Communications, Inc. and Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.48 Stock Purchase Agreement, dated September 22, 1995, by and between Richard Rebetti and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.49 Amendment to the Stock Purchase Agreement, dated September 22, 1995, between and among International Telecommunications Group, Ltd., International Telecommunications Corporation and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.50 Stock Purchase Agreement, dated March 10, 1995, between RSL Communication, Inc., International Telecommunications Group, Ltd. and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.51 Amendment to Shareholders' Agreement, dated March 10, 1995, between and among Charles Piluso, Richard Rebetti, Incom (UK) Ltd., International Telecommunications Group, Ltd. and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.52 Indemnity Agreement, dated March 10, 1995, between and among International Telecommunications Group, Ltd., International Telecommunications Corporation and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.53 Sublease, dated July 18, 1996, between RSL Communications, Ltd. and RSL Management Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.54 Lease, dated as of January 15, 1997, between Longstreet Associates L.P. and RSL COM U.S.A., Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.55*Employment Agreement, dated January 31, 1997, between Roland T. Mallcott and RSL Communications, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.56 Amendment of Lease, dated as of December 6, 1995, between Hudson Telegraph Associates and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.57 Shareholders Agreement of RSL Communications, Latin America, Ltd., dated August 4, 1997, between and among RSL Communications, Latin America, Ltd., RSL Communications, Ltd. and Coral Gates Investments Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333- 34281).

10.58 Stockholders' Agreement, dated July 23, 1997, by and among Delta Three, Inc., RSL Communications, Ltd., and the other shareholders of Delta Three, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.59+Delta Three, Inc. Services Agreement (incorporated by reference to
      Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.60*Employment Agreement, dated July 31, 1997, between Andrew C. Shields and
      RSL Communications, Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.61 Shareholders Agreement, dated October 10, 1996, between RSL COM Europe, Limited, Gerard van Leest and Belnet Nederland B.V. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.62 RSL Communications, Ltd. 1997 Performance Incentive Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085).

10.63 RSL Communications, Ltd. 1997 Stock Incentive Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085).

EXHIBIT
NUMBER                            DESCRIPTION

10.64 Lease Agreement, dated June 19, 1997 for property at 430 Park Avenue, New York, New York (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.65 Stock Purchase Agreement of Delta Three, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.66*Employment Agreement, dated September 2, 1997, between Itzhak Fisher and
      RSL Communications, Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.67*Employment Agreement, dated September 2, 1997, between Itzhak Fisher and
      International Telecommunications Group, Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.68 RSL Communications Ltd. 1997 Directors' Compensation Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085).

10.69*Registration Rights Agreement, dated September 2, 1997, among RSL
      Communications, Ltd., Ronald S. Lauder, Itzhak Fisher and Coral Gate Investments Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.70 International Telecommunication Services Agreement, dated July 1, 1995, between International Telecommunications Corporation and TELECOM Denmark (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.71 International Telecommunication Operating Agreement, dated July 15, 1995 between Telenor Carrier Services A.S. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.72 International Telecommunication Services Agreement, dated May 10, 1994, between Mercury Communications Limited and International
      Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.73 Agreement Concerning Voice Distribution of International Telephony Traffic, undated, between Unisource Carrier Services AG and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.74 International Telecommunications Service Agreement, dated May 31, 1994, between Compania Dominicana De Telefonos, C. Por A. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.75 Second Supplementary Agreement to the UK-Netherlands 14 Cable System Construction & Maintenance Agreement, effective February 18, 1997, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.76 Fourth Supplementary Agreement to the ODIN Construction and Maintenance Agreement, dated October 24, 1996, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.77 Second Supplementary Agreement to Antillas I Construction & Maintenance Agreement, dated February 13, 1997, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.78 Canus I Cable System Indefeasible Right of Use Agreement and Financing Agreement, dated June 4, 1996, between Optel Communications, Inc. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.79 Cantat-3 Cable System Indefeasible Right of Use Agreement and Financing Agreement, dated March 12, 1996, between Teleglobe Cantat-3 Inc. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.80 PTAT-1 Submarine System Indefeasible Right of Use Agreement, dated May 12, 1994, between Private Transatlantic Telecommunications System, Inc. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.81 Third Supplementary Agreement to the TAT-12/TAT-13 Cable Network Construction and Maintenance Agreement, dated October 17, 1995, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.82 Placement Agreement, dated as of September 30, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and Morgan Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon Read & Co. Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

21.1 Subsidiaries of the Company (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

23.1 Consent of Deloitte & Touche LLP (filed herewith).

27.1 Financial Data Schedule (filed herewith).

----------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

+ Confidential Treatment was granted by the Commission with respect to certain information contained in this exhibit.

(b)   Current Reports on Form 8-K:

      The Company filed a Form 8-K with the Commission on October 22, 1997 reporting that its Registration Statement on Form S-1 (Registration No. 333-34281) was declared effective on October 1, 1997. The underwriting agreements relating to the Initial Public Offering were filed as exhibits to the Form 8-K.

(c) Exhibits: See (a)(4) above for a listing of the exhibits included as part of this report.

(d) Schedule I - Condensed Financial Information of RSL Communications PLC (included at page S-1).

      Schedule II - Schedule of Valuation Allowances (included at page S-4).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


RSL COMMUNICATIONS, LTD.
Independent Auditors' Report...............................................................................F-2
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997..................................F-3
Consolidated Statements of Operations for the Years Ended December 31, 1995,
  December 31, 1996 and December 31, 1997..................................................................F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995,
  December 31, 1996 and December 31, 1997..................................................................F-5
Consolidated Statements of Cashflows for the Years Ended December 31, 1995,
  December 31, 1996 and December 31, 1997..................................................................F-6
Notes to Consolidated Financial Statements.................................................................F-7

INTERNATIONAL TELECOMMUNICATIONS GROUP LTD. AND SUBSIDIARIES
Independent Auditors' Report..............................................................................F-26
Consolidated Statement of Operations and Accumulated Deficit for the Nine Months Ended
  September 30, 1995......................................................................................F-27
Consolidated Statement of Cash Flows for the Nine Months Ended
  September 30, 1995......................................................................................F-28
Notes to Consolidated Financial Statements............................................................... F-29

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
RSL Communications, Ltd.

    We have audited the accompanying consolidated balance sheets of RSL Communications, Ltd., a Bermuda corporation, and its subsidiaries (together, the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(d). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
NEW YORK, NEW YORK
FEBRUARY 18, 1998

                            RSL COMMUNICATIONS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except for share data)

                                                                          December 31,    December 31,
                                                                             1996            1997
                                                                           ---------       ---------
                                ASSETS
Current Assets:
   Cash and cash equivalents ........................................      $ 104,068       $ 144,894
   Accounts receivable ..............................................         26,479          70,610
   Marketable securities--available for sale ........................         67,828          13,858
   Prepaid expenses and other current assets ........................          3,969          16,073
                                                                           ---------       ---------
Total current assets ................................................        202,344         245,435
                                                                           ---------       ---------
Marketable Securities--Held to maturity .............................        104,370          68,836
                                                                           ---------       ---------
Property and Equipment:
   Telecommunications equipment .....................................         29,925          63,998
   Furniture, fixtures and other ....................................          5,926          21,583
                                                                           ---------       ---------
                                                                              35,851          85,581
   Less accumulated depreciation ....................................         (3,513)        (13,804)
                                                                           ---------       ---------
   Property and equipment--net ......................................         32,338          71,777
                                                                           ---------       ---------
Goodwill--and other intangible assets net of accumulated amortization         87,605         214,983
                                                                           ---------       ---------
Deposits and Other Assets ...........................................          1,312           4,633
                                                                           ---------       ---------
Total Assets ........................................................      $ 427,969       $ 605,664
                                                                           =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .................................................      $  49,370       $  94,149
   Accrued expenses .................................................         12,701          49,965
   Notes payable ....................................................          6,538           4,604
   Deferred revenue .................................................          3,570           5,368
   Other liabilities ................................................          5,236           8,271
                                                                           ---------       ---------
Total current liabilities ...........................................         77,415         162,357
                                                                           ---------       ---------
Other Liabilities--noncurrent .......................................         15,286              --
                                                                           ---------       ---------
Long-term Debt--less current portion ................................          6,032              --
                                                                           ---------       ---------
Senior Notes, 12 1/4% due 2006, net .................................        296,000         296,500
                                                                           ---------       ---------
Capital Lease Obligations--less current portion .....................         12,393          20,108
                                                                           ---------       ---------
Total Liabilities ...................................................        407,126         478,965
                                                                           ---------       ---------
Commitments and Contingencies
Shareholders' Equity
   Common stock, Class A--par value $0.00457; 0 and 10,872,568 issued and outstanding at December 31, 1996 and 1997,
       respectively .................................................             --              49
   Common stock, Class B--par value $0.00457; 10,528,887 and
       30,760,726, issued and outstanding at December 31, 1996
       and 1997, respectively .......................................             48             141
   Common stock Class C--par value $0.00457; no shares issued .......             --              --
   Preferred stock par value $0.00457; 65,700,000 shares
       authorized, 9,243,866 and 0 shares issued and outstanding
       at December 31, 1996 and 1997, respectively ..................             93              --
   Warrants--Common Stock, exercise price of $0.00457 ...............          5,544           5,544
   Additional paid-in capital .......................................         65,064         274,192
   Accumulated deficit ..............................................        (47,740)       (147,939)
   Foreign currency translation adjustment ..........................           (622)         (5,288)
   Deferred financing costs .........................................         (1,544)             --
                                                                           ---------       ---------
Total shareholders' equity ..........................................         20,843         126,699
                                                                           ---------       ---------
Total Liabilities and Shareholders' Equity ..........................      $ 427,969       $ 605,664
                                                                           =========       =========


                 See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ and shares in thousands, except loss per share)


                                                  Year Ended      Year Ended      Year Ended
                                                 December 31,    December 31,    December 31,
                                                    1995             1996           1997
                                                  ---------       ---------       ---------
Revenues ...................................      $  18,617       $ 113,257       $ 300,796
Cost of services ...........................         17,510          98,461         265,321
                                                  ---------       ---------       ---------
   Gross profit ............................          1,107          14,796          35,475
Selling, general and administrative expenses          9,639          38,893          94,712
Depreciation and amortization ..............            849           6,655          21,819
                                                  ---------       ---------       ---------
Loss from operations .......................         (9,381)        (30,752)        (81,056)
Interest income ............................            173           3,976          13,826
Interest expense ...........................           (194)        (11,359)        (39,373)
Other income ...............................             --             470           6,595
Minority interest ..........................             --            (180)            210
Income taxes ...............................             --            (395)           (401)
                                                  ---------       ---------       ---------
Net loss ...................................      $  (9,402)      $ (38,240)      $(100,199)
                                                  =========       =========       =========
Loss per share .............................      $   (1.67)      $   (5.13)      $   (5.27)
Weighted average number of shares of common
  stock outstanding ........................          5,641           7,448          19,008


                 See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($ and shares in thousands)


                                Class A                Class B                                    Common Stock
                              Common Stock          Common Stock         Preferred Stock            Warrants       Additional
                          --------------------  --------------------  ---------------------   -------------------   Paid-In
                            Shares     Amount     Shares     Amount    Shares       Amount     Shares      Amount    Capital
                          ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------  ---------
BALANCE,
  January 1, 1995 ......         --  $      --         --  $      --         --   $      --          --  $      --         --
Issuance of Preferred
  Stock ................         --         --         --         --      9,244          93          --         --     13,261
Issuance of Common
  Stock ................         --         --      6,411         29         --          --          --         --      1,822
Net Loss ...............         --         --         --         --         --          --          --         --         --
                          ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------  ---------

BALANCE,
  December 31, 1995 ....         --         --      6,411         29      9,244          93          --         --     15,083
Issuance of warrants in
  connection with Notes
  Offering .............         --         --         --         --         --          --         657      4,000         --
Issuance of warrants in
  connection with
  shareholder standby
  facility and revolving
  credit facility ......         --         --         --         --         --          --         460      1,544         --
Issuance of Common
  Stock ................         --         --      4,118         19         --          --          --         --     49,981
Foreign Currency
  Translation
  Adjustment ...........         --         --         --         --         --          --          --         --         --
Net loss ...............         --         --         --         --         --          --          --         --         --
                          ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------  ---------

BALANCE,
  December 31, 1996 ....         --         --     10,529         48      9,244          93       1,117      5,544     65,064
Issuance of Class A
  Common Stock .........     10,873         49         --         --         --          --          --         --    209,128
Conversion of Preferred
  Stock In Exchange for
  Class B Common
  Stock ................         --         --     20,232         93     (9,244)        (93)         --         --         --
Foreign Currency
  Translation
  Adjustment ...........         --         --         --         --         --          --          --         --         --
Amortization of deferred
  financing costs ......         --         --         --         --         --          --          --         --         --
Net loss ...............         --         --         --         --         --          --          --         --         --
                          ---------  ---------  ---------  ---------  ---------   ---------   ---------  ---------  ---------

BALANCE,
  December 31, 1997 ....     10,873  $      49     30,761  $     141         --   $      --       1,117  $   5,544  $ 274,192
                          =========  =========  =========  =========  =========   =========   =========  =========  =========



                                       Foreign
                                       Currency     Deferred
                         Accumulated  Translation  Financing
                            Deficit    Adjustment    Costs       Total
                           ---------   ----------  ---------   ---------
BALANCE,
  January 1, 1995 ......   $     (98)  $      --   $      --   $     (98)
Issuance of Preferred
  Stock ................          --          --          --      13,354
Issuance of Common
  Stock ................          --          --          --       1,851
Net Loss ...............      (9,402)         --          --      (9,402)
                           ---------   ---------   ---------   ---------

BALANCE,
  December 31, 1995 ....      (9,500)         --          --       5,705
Issuance of warrants in
  connection with Notes
  Offering .............          --          --          --       4,000
Issuance of warrants in
  connection with
  shareholder standby
  facility and revolving
  credit facility ......          --          --      (1,544)         --
Issuance of Common
  Stock ................          --          --          --      50,000
Foreign Currency
  Translation
  Adjustment ...........          --        (622)         --        (622)
Net loss ...............     (38,240)         --          --     (38,240)
                           ---------   ---------   ---------   ---------

BALANCE,
  December 31, 1996 ....     (47,740)       (622)     (1,544)     20,843
Issuance of Class A
  Common Stock .........          --          --          --     209,177
Conversion of Preferred
  Stock In Exchange for
  Class B Common
  Stock ................          --          --          --          --
Foreign Currency
  Translation
  Adjustment ...........          --      (4,666)         --      (4,666)
Amortization of deferred
  financing costs ......          --          --       1,544       1,544
Net loss ...............    (100,199)         --          --    (100,199)
                           ---------   ---------   ---------   ---------

BALANCE,
  December 31, 1997 ....   $(147,939)  $  (5,288)  $      --   $ 126,699
                           =========   =========   =========   =========


                See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                          Year Ended     Year Ended     Year Ended
                                                                                         December 31,   December 31,   December 31,
                                                                                             1995           1996           1997
                                                                                         ------------   ------------   ------------
Cash flows provided by (used in) operating activities:
Net loss ..............................................................................   $  (9,402)     $ (38,240)     $(100,199)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities, net of effects of purchase of subsidiaries:

     Accretion of interest receivable on restricted marketable securities .............          --         (1,562)        (5,504)
     Depreciation and amortization ....................................................         848          6,655         21,819
     Foreign currency transaction (gain) ..............................................          --           (788)            --
     Loss or disposal of fixed assets .................................................          --            368             --
     Provision for losses on accounts receivable ......................................         149          2,830         10,908
     Reversal of accrued liabilities ..................................................          --             --         (7,000)
     Changes in assets and liabilities:
     Increase in accounts receivable ..................................................      (2,453)       (17,034)       (45,069)
     Decrease (increase) in deposits and other assets .................................         366         (3,249)        (2,929)
     Decrease (increase) in prepaid expenses and other current assets .................         297           (925)       (13,196)
     Increase in accounts payable and accrued expenses ................................       3,511         44,243         56,354
     Increase (decrease) in deferred revenue and other current liabilities ............       1,501          4,279         (2,155)
     Increase (decrease) in other liabilities .........................................       8,737         (7,052)        (4,841)
                                                                                          ---------      ---------      ---------
Net cash provided by (used in) operating activities ...................................       3,554        (10,475)       (91,812)
                                                                                          ---------      ---------      ---------
Cash flows used in investing activities:
     Acquisition of subsidiaries ......................................................     (15,413)       (38,552)       (77,813)
     Purchase of marketable securities ................................................          --        (82,529)            --
     Proceeds from marketable securities ..............................................          --         14,701         54,167
     Purchase of restricted marketable securities .....................................          --       (102,808)            --
     Proceeds from restricted marketable securities ...................................          --             --         41,038
     Purchase of property and equipment ...............................................      (1,124)       (15,983)       (36,357)
     Proceeds from sale of equipment ..................................................          --            171            144
                                                                                          ---------      ---------      ---------
Net cash used in investing activities .................................................     (16,537)      (225,000)       (18,821)
                                                                                          ---------      ---------      ---------
Cash flows provided by financing activities:
     Proceeds from issuance of common and preferred stock and warrants ................      15,205         50,000        182,160
     Underwriting fees and expenses ...................................................          --             --        (14,618)
     Proceeds from notes payable ......................................................       3,000             --             --
     Payment of notes payable .........................................................          --         (3,000)        (3,348)
     Proceeds from issuance of 12 1/4% Senior Notes and warrants ......................          --        300,000             --
     Payment of offering costs ........................................................          --        (10,989)            --
     Proceeds from long-term debt .....................................................          --         44,000             --
     Payment of long-term debt ........................................................          --        (44,598)        (9,402)
     Principal payments under capital lease obligations ...............................         (62)          (382)        (2,757)
                                                                                          ---------      ---------      ---------
Net cash provided by financing activities .............................................      18,143        335,031        152,035
                                                                                          ---------      ---------      ---------
Increase in cash and cash equivalents .................................................       5,160         99,556         41,402
Effects of foreign currency exchange rates on cash ....................................          --           (651)          (576)
Cash and cash equivalents at beginning of period ......................................           3          5,163        104,068
                                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of period ............................................   $   5,163      $ 104,068      $ 144,894
                                                                                          =========      =========      =========
Supplemental disclosure of cash flows information:

     Cash paid for:
       Interest .......................................................................   $      31      $   1,639      $  41,285
                                                                                          =========      =========      =========
Supplemental schedule of noncash investing and financing activities--

     Assets acquired under capital lease obligations ..................................   $   4,950      $   7,897      $  13,060
                                                                                          =========      =========      =========
     Issuance of notes to acquire stock ...............................................   $      --      $   9,328      $      --
                                                                                          =========      =========      =========
     Issuance of warrants for shareholder standby facility ............................   $      --      $   1,544             --
                                                                                          =========      =========      =========
     Issuance of Class A Common Stock .................................................   $      --      $      --      $  41,635
                                                                                          =========      =========      =========
     Acquisition cost included in current liabilities .................................   $      --      $      --      $  17,929
                                                                                          =========      =========      =========


                 See notes to consolidated financial statements

                            RSL COMMUNICATIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1995, 1996 and 1997

1.  Business Description

      RSL Communications, Ltd. ("RSL"), a Bermuda corporation, is the successor in interest to RSL Communications Inc., a British Virgin Islands corporation, which is the successor in interest to RSL Communications, Inc., a Delaware corporation. RSL, together with its direct and indirect subsidiaries are referred to herein as the "Company". The Company is a multinational telecommunications company that provides an array of international and domestic telephone services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue producing operations and provides services in the United States, the United Kingdom, France, Belgium, Germany, The Netherlands, Sweden, Finland, Australia, Venezuela, Italy, Switzerland and Denmark. In 1996, approximately 60% of the world's international long distance telecommunications minutes originated in these markets.

2. Acquisitions

      1997 Acquisitions/New Operations

            Callcom AG fur TeleKommunikation

            In December 1997, RSL Europe acquired a 78.5% interest in Callcom AG fur TeleKommunikation ("RSL Switzerland"). The Company invested approximately $2.1 million in cash in RSL Switzerland for common shares.

            EZI Phonecard Holdings Pty. Limited

            In October 1997, RSL Com Australia Holdings Pty. Ltd. ("RSL Australia") acquired 85% of EZI Phonecard Holdings Pty. Limited for approximately $200,000 in cash and the assumption of net liabilities of $1.3 million. In connection with this purchase, RSL Australia recorded approximately $1.5 million of goodwill.

            Call Australia Group

            In October 1997, the Company through its wholly-owned subsidiary, RSL Australia, acquired 100% of the issued capital of each of Call Australia Pty. Ltd., Associated Service Providers Pty. Limited, Digiplus Pty. Limited, Power Serve Communications Consultants Pty. Limited, Talk 2000 Networks Pty. Limited and Telephone Bill Pty. Limited (collectively the "Call Australia Group"), leading Australian switchless resellers, for approximately $24.5 million. In connection with this purchase, RSL Australia recorded approximately $24.5 million of goodwill.

            LDM Systems, Inc.

            In October 1997, the Company acquired 100% of the outstanding common stock of LDM Systems, Inc. ("LDM"). The total purchase price was $14.9 million. In connection with this acquisition, the Company recorded an equal amount of goodwill.

            Delta Three, Inc.

            During 1997, the Company acquired a majority interest in Delta Three, Inc. ("Delta Three"). The Company paid approximately $8.8 million for approximately 72% ownership of the Company and agreed to acquire an additional 26% interest during 1998. In connection with this transaction, the Company recorded approximately $3.8 million in goodwill.

                            RSL COMMUNICATIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1995, 1996 and 1997


            Maxitel

            In April 1997, RSL Com Europe Ltd ("RSL Europe") acquired a 30.4% interest in Maxitel, a Portuguese international telecommunications carrier, and has since increased its ownership interest in Maxitel to 39%. The total investment in Maxitel is approximately $2.1 million. The investment in Maxitel is accounted for under the equity method of accounting.

            Newtelco

            In August 1997, RSL Europe purchased 90% of the stock of Newtelco Telekom AG ("RSL Austria"), an Austrian start-up telecommunications company for an $800,000 investment in the company.

            RSL Com Italia S.r.l

            In August 1997, RSL Europe acquired 85% of the stock in RSL Italy ("RSL Italy"), an Italian telecommunications reseller. The Company paid approximately $1.7 million for its investment in RSL Italy.

            European Telecom S.A./N.V.

            In December 1997, RSL Europe acquired 90% of European Telecom S.A./N.V. ("RSL Belgium"), which in turn owns 100% of European Telecom SARL (RSL Luxemburg). The Company paid approximately $18.6 million for this acquisition and recorded an equal amount of goodwill.

            Other

            In April 1997, the Company acquired substantially all of the commercial customer contracts of Pacific Star Communications Limited, an Australian based company. The Company paid approximately $1.5 million in cash and recorded this amount as a customer base.

            1996 Acquisitions/New Operations

            Certain Assets of Sprint in France and Germany

            In May 1996, the Company acquired the net assets, principally telecommunications equipment and facilities, constituting the international long distance voice businesses of Sprint in France and Germany through its wholly-owned subsidiaries RSL COM France S.A., a French corporation ("RSL France"), and RSL COM Deutschland GmbH, a German limited liability company ("RSL Germany"). Pursuant to the applicable asset purchase agreements, the Company cannot disclose the purchase price of the net assets. In connection with this transaction, the Company recorded approximately $7.9 million of goodwill.

            Belnet Nederland B.V.

            In October 1996, the Company acquired 38,710 shares of Belnet Nederland B.V. ("Belnet/RSL"), representing 75% of the outstanding stock for $10.0 million and the assumption of liabilities of $500,000. In 1997, the Company acquired the remaining shares for approximately $7.3 million. In connection with the purchase of Belnet/RSL, the Company recorded approximately $15.6 million of goodwill.

            Incom (UK) Limited

            In August 1996, the Company acquired the assets and assumed certain limited liabilities of Incom (UK) Limited ("Incom"), a United Kingdom reseller, for $500,000 plus 3,954 non-voting shares of International Telecommunications Group, Ltd. ("ITG") (the "Purchased Shares"). In addition, 3,333 voting shares of ITG currently held by Incom were exchanged for an equal number of non-voting shares. In connection with this acquisition, the Company recorded approximately $3.8 million of goodwill.

                            RSL COMMUNICATIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1995, 1996 and 1997

            1995 Acquisitions/New Operations

            On March 10, 1995, the Company entered into a stock purchase agreement (the "Agreement") with ITG and RSL COM U.S.A., Inc. (formerly known as International Telecommunications Corporation) ("RSL USA"), pursuant to which the Company initially purchased from ITG 66,667 shares of ITG's Series A convertible preferred stock (which represented 25% of ITG's then outstanding stock, including common and preferred shares) for $4.8 million. The Company subsequently purchased additional shares of ITG's common stock at various times during 1995, 1996 and 1997 for a total purchase price of cash, secured notes, issuance of shares and the assumption of net liabilities aggregating $12.9 million, $25.0 million, and $87.3 million at December 31, 1995, 1996 and 1997, respectively, resulting in recorded goodwill of $85.5 million. At December 31, 1996 and 1997, the Company's investment in ITG was $54.2 million and $87.3 million, respectively, which represented in excess of 87% (at December 31, 1996) and 100% (at December 31, 1997) of the outstanding shares of ITG.

            Effective September 1, 1995, ITG's subsidiary RSL USA, purchased 51% of the capital stock of Cyberlink, Inc. ("Cyberlink"). During the period August 1996 through December 1996, RSL USA purchased 1,023,807 shares of the capital stock of Cyberlink for approximately $7.2 million. In addition, through March 1997, the Company acquired the remaining outstanding shares.

            The total purchase price consisted of approximately $9.5 million, and assumption of net liabilities of $21.1 million. In connection with the purchase of Cyberlink, the Company recorded approximately $30.6 million of goodwill.

            In November 1995, the Company, through its wholly-owned subsidiary RSL COM Europe, Ltd. ("RSL COM Europe"), completed the acquisition of 51% of Cyberlink Communications Europe Ltd. ("Cyberlink Europe"). Cyberlink Europe is a holding company that owned 100% of the shares of RSL COM Sweden AB, Cyberlink International Telesystems Germany GmbH and RSL COM Finland OY.

            During the period August 1996 through March 1997, RSL COM Europe purchased the remaining 49% of the Cyberlink Europe shares for approximately $2.1 million and the assumption of liabilities. The total cash paid was approximately $3.7 million. In connection with the purchase of Cyberlink Europe, the Company recorded approximately $5.4 million of goodwill.

            Accounting Treatment

            The acquisitions, unless otherwise stated, have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired, primarily fixed assets and accounts receivable, and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is amortized over fifteen years. The valuation of the acquired assets and liabilities acquired in the 1997 acquisitions is preliminary and, as a result, the allocation of the acquisition costs among the tangible and intangible assets may change.

      The following presents the unaudited pro forma consolidated statements of operations data of the Company for the years ended December 31, 1996 and 1997 as though the acquisitions of RSL COM France, RSL COM Germany, Belnet/RSL, LDM, Call Australia Group, and EZI had occurred on January 1, 1996. All other acquisitions had insignificant operations prior to the date of acquisition. The consolidated statements do not necessarily represent what the Company's results of operations would have been had such acquisitions actually occurred on such date.

                                      Year Ended             Year Ended
                                   December 31, 1996     December 31, 1997
                                   -----------------     -----------------
                                                 (Unaudited)
                                   ($ in thousands, except loss per share)

Revenues .......................       $ 203,075             $ 371,757
                                       =========             =========

Net loss .......................       $ (40,916)            $(103,697)
                                       =========             =========

Net loss per share .............       $   (5.49)            $   (5.46)
                                       =========             =========



3. Summary of Significant Accounting Policies

            Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of RSL Communications, Ltd. and its majority-owned subsidiaries from the date of acquisition or commencement of operations. The Company has included 100% of certain subsidiaries' operating losses since the minority interests' investments have been reduced to zero. Minority interest represents another entity's ownership interest in Belnet/RSL at December 31, 1996 and Belnet/RSL, RSL Com Austria, RSL Com Italy and RSL Com Venezuela at December 31, 1997. All material intercompany accounts and transactions have been eliminated. Each of the Company's subsidiaries has a year end of December 31.

            Management Assumptions--The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates primarily relate to reserves recorded for doubtful accounts and accruals for other claims. Actual results could differ from these estimates.

            Foreign Currency Translation--Assets and liabilities of foreign entities have been translated into United States dollars using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's foreign operating entities. The Company utilizes a net settlement process with its correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlements among international telecommunications carriers. The SDRs are valued based upon the values of a basket of foreign currencies. Translation effects are accumulated as part of the cumulative foreign currency translation adjustment in equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations for each respective period, and were not significant in the periods presented.

            Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            Accounts Receivable--Accounts receivable are stated net of the allowance for doubtful accounts of $3,900,000 and $12,000,000 at December 31, 1996 and 1997, respectively. The Company recorded bad debt expense of $149,000, $2,830,000 and $10,900,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

            Accrued Expenses--Accrued expenses for the years ended December 31, 1996 and 1997 consist primarily of accrued interest, accrued acquisition costs and accrued transmission costs. Accrued interest as of December 31, 1996 was $9,447,000. Accrued interest as of December 31, 1997 was not significant.

            Marketable Securities--Marketable securities consist principally of U.S. Treasury bills, commercial paper and corporate notes with a maturity date greater than three months when purchased. Available for sale securities are stated at market and the held to maturity securities are stated at amortized costs. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. Marketable securities

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

3.  Summary of Significant Accounting Policies-(Continued)

are defined as either available for sale or held to maturity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", depending on the security.

            Property and Equipment and Related Depreciation--Property and equipment are stated at cost or fair values at the date of acquisition, and in the case of equipment under capital leases, the present value of the future minimum lease payments, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Depreciation expense was $302,000, $3,462,000 and $9,794,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

            Goodwill and Related Amortization--Goodwill represents the excess of cost over the fair value of the net assets of acquired entities, and is being amortized using the straight-line method over fifteen years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

            Deferred Financing Costs--The deferred financing costs incurred in connection with the Senior Notes are being amortized on a straight line basis over ten years.

            Deposits and Other Assets--Deposits consist principally of amounts paid to the Company's carrier vendors.

            Revenue Recognition and Deferred Revenue--The Company records revenue based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenues until such related services are provided.

            Cost of Services--Cost of services is comprised primarily of transmission costs.

            Selling Expenses--Selling costs such as commissions, marketing costs, and other customer acquisition costs are treated as period costs. Such costs are recorded in selling, general and administrative expenses in the Company's consolidated statement of operations.

            Income Taxes--The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. The Company's foreign subsidiaries file separate income tax returns in the jurisdiction of their operations. The Company's United States subsidiaries file stand-alone United States income tax returns.

            Loss per Common Share--In accordance with the Company's adoption of SFAS No. 128, "Earnings Per Share", the loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per common share calculation as their effect is anti-dilutive. The adoption of SFAS No. 128, "Earnings Per Share" did not affect the Company's method of computing the loss per common share.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

3.  Summary of Significant Accounting Policies-(Continued)

Effects of Recently Issued Accounting Standards

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and has found the majority of required disclosures to be not applicable and the remainder to be not significant.

            In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company uses data at the subsidiary level to manage the operations and the Company will expand its current footnote disclosure to meet this criteria.

4. Concentration of Credit Risk

            The Company is subject to significant concentrations of credit risk, which consist principally of trade accounts receivable, cash and cash equivalents, and marketable securities. The Company's U.S. subsidiaries sell a significant portion of their services to other carriers and, as a result maintain significant receivable balances with certain carriers. If the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected.

            The Company maintains its cash with high quality credit institutions, and its cash equivalents and marketable securities are in high quality securities.

5.  Marketable Securities

         A summary of the Company's available for sale marketable securities at December 31, 1996 and December 31, 1997 is as follows (in thousands):

                                   December 31, 1996         December 31, 1997
                                 ---------------------     ---------------------
                                 Amortized      Market     Amortized      Market
                                    Cost        Value        Cost         Value
                                 ---------    ---------    ---------     -------
Corporate notes ............      $40,728      $40,678      $ 2,500      $ 2,500
Medium term notes ..........       10,951       10,938           --           --
Commercial paper ...........       10,261       10,257        4,390        4,388
Federal Agency Notes .......        5,888        5,884        6,968        6,973
                                  -------      -------      -------      -------
                                  $67,828      $67,757      $13,858      $13,861
                                  =======      =======      =======      =======

            The Company has recorded its available for sale marketable securities at amortized cost as the difference between amortized cost and market value is immaterial to the consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

            The carrying value of the available for sale marketable securities by maturity date as of December 31, 1996 and December 31, 1997 is as follows (in thousands):

                                                           December 31, 1996            December 31, 1997
                                                           -----------------            -----------------
Matures in one year.....................................        $57,548                       $11,856
Matures after one year through three years..............         10,280                         2,002
                                                               --------                       -------
Total...................................................        $67,828                       $13,858
                                                                =======                       =======


            Proceeds from the sale of available for sale marketable securities for the years ended December 31, 1996 and 1997 were $14,701,000 and $27,675,000, respectively. Gross gains (losses) of $56,000 and ($2,000) were realized on these sales for the years ended December 31, 1996 and 1997.

            Securities classified as held to maturity, which are comprised of Federal agency notes, are stated at amortized cost. Such securities are restricted in order to make the first six scheduled interest payments on the 12 1/4% Senior Notes (see Note 7). The held to maturity securities at December 31, 1996 and 1997 are as follows (in thousands):

                                                          December 31, 1996                           December 31, 1997
                                               ----------------------------------------      -----------------------------------
                                                   Amortized                Market              Amortized             Market
                                                      Cost                  Value                  Cost               Value
                                                   ---------                ------              ---------             ------
Matures in one year...........................     $ 39,692               $ 39,738               $35,455            $35,522
Matures after one year through three years....       64,678                 65,002                33,381             33,377
                                                    -------                -------                ------             ------
Total.........................................     $104,370               $104,740               $68,836            $68,899
                                                   ========               ========               =======            =======


6. Income Taxes

            The Company has incurred losses since inception for both book and tax purposes. The Company's Netherlands subsidiary recorded income tax expense of approximately $395,000 for the year ended December 31, 1996 and $401,000 for the year ended December 31, 1997. As of December 31, 1996 and December 31, 1997, the Company had net operating loss carryforwards generated primarily in the United States of approximately $47,000,000 and $147,000,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2013 if not utilized. The utilization of the net operating loss carryforwards is subject to certain limitations.

            In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as of December 31, 1996 and 1997, as follows (in thousands):

                                                            December 31,
                                                   ----------------------------
                                                     1996                1997
                                                   --------            --------
Deferred tax assets ....................           $ 18,800            $ 59,000
Less valuation allowance ...............            (18,800)            (59,000)
                                                   --------            --------
Net deferred tax assets ................           $     --            $     --
                                                   ========            ========

            The Company's net operating losses generated the deferred tax assets. At December 31, 1996 and 1997, a valuation allowance of $18,800,000 and $59,000,000, respectively, is provided as the realization of the deferred tax assets are not likely.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997


7. Notes Payable and Long-term Debt

      Senior Notes

            On October 3, 1996, RSL Communications PLC ("RSL PLC"), a wholly-owned subsidiary of RSL, issued (the "Debt Offering") 300,000 Units, each consisting of an aggregate of one $1,000 Senior Note (collectively, the "Notes") due 2006 bearing interest at the rate of 12 1/4% and one warrant to purchase
3.975 Class A common shares, which expire in ten years (collectively, the "Warrants"). The exercise price of such Warrants is $.00457.

            The value ascribed to the Warrants was $4,000,000. The unamortized discount is recorded as a reduction against the face value of the Notes, and is amortized over the life of the Notes. Such discount was $4,000,000 and $3,500,000 at December 31, 1996 and December 31, 1997, respectively.

            The Notes, which are guaranteed by RSL, are redeemable, at RSL PLC's option, subsequent to November 15, 2001, initially at 106.1250% of their principal amount, declining to 103.0625% of their principal amount for the calendar year subsequent to November 15, 2002, and at 100% of the principal amount subsequent to November 15, 2003. The Notes, or a portion thereof, may also be redeemed upon the consummation of a public equity offering that yields proceeds in excess of a specified amount.

            In connection with the issuance of the Notes, the Company is required to maintain restricted marketable securities in order to make the first six scheduled interest payments on the Notes. Such restricted marketable securities amounted to $104,370,000 and $68,836,000 at December 31, 1996 and December 31, 1997, respectively.

            The indenture pursuant to which the Notes were issued contains certain restrictive covenants that impose limitations on RSL and certain of its subsidiaries ability to, among other things: (i) incur additional indebtedness,
(ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

            At December 31, 1996 and 1997, the Company was in compliance with the above restrictive covenants.

      Credit Facilities

            At December 31, 1996 and 1997, the Company had a $7,500,000 revolving credit facility with a bank (the "Revolving Credit Facility"), guaranteed by the Company's Chairman, all of which was available. At December 31, 1996, the Company also had a $35,000,000 shareholder standby facility with the Company's Chairman.

            The shareholder standby facility bears interest at the rate of 11% per annum. In connection with this facility and the Company's Chairman's personal guarantee of the Revolving Credit Facility, the Company's Chairman received warrants, which vested over one year, to purchase 459,900 Class B common shares of the Company (the "Class B Common Stock"). The Company recorded $1,544,000 as the value of the warrants at the time of their issuance. The Revolving Credit Facility bears interest at the rate of LIBOR plus 1%. The Shareholder Standby Facility, in accordance with the contractual agreement, expired upon receipt of the net cash proceeds from the initial public offering.

            The warrants became exercisable on October 3, 1997 at an exercise price of $.00457 per share and expire in October 2006.

            During August 1996, the Company obtained a $50,000,000 revolving credit facility with a bank, guaranteed by the Company's Chairman, and utilized this facility to repay the bank for all amounts due under the previously outstanding Revolving Loan Facility provided by the bank and guaranteed by the Company's Chairman,

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

which was $44,000,000 at the time of repayment. Immediately prior to the Debt Offering, the Company repaid $35,000,000 of the $44,000,000 borrowed under the Revolving Credit Facility with the proceeds of the Subordinated Shareholder Loan (see Note 11) and reduced the outstanding commitment under the Revolving Credit Facility to $7,500,000.

            The Company has a credit agreement that provides for up to $5,000,000 in committed credit lines to finance its accounts receivable. Interest is payable at 2 1/4% over the prime rate of interest (prime being 8 1/4% and 8 1/2% at December 31, 1996 and 1997, respectively). A second credit line provides for up to $2,000,000 in capital expenditure financing. Interest on this line is payable at 2 1/2% over the prime rate of interest. During the year ended December 31, 1997, the lines of credit were reduced to $570,000 and $-0-, respectively. The total amounts outstanding at December 31, 1996 from the above credit lines were $680,000 and $606,000, respectively, and at December 31, 1997 was $475,000 and $-0-, respectively. The remaining credit line terminates on August 31, 1998. Borrowings under both of these credit lines are collateralized by a letter of credit.

            The Company, through LDM, has a $10.0 million revolving credit facility. There was $3.6 million outstanding under this facility at December 31, 1997. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum.

      Other Financing

            In connection with the September 1996 purchase of additional shares of ITG's common stock, the Company issued secured notes totaling approximately $9,328,000. Such notes and interest were secured by the common stock acquired, and were payable in annual and quarterly installments, respectively, and bore interest at the rate of 6%. In 1997, the Company satisfied the remaining loan obligations with such minority shareholders.

      Vendor Financing

            At December 31, 1996 and 1997, RSL USA has a series of current notes payable to different vendors in the amount of $4,282,000 and $976,000, respectively, which bear interest at the rates from 8% to 14.5%.

            One of the Company's primary equipment vendors has provided to certain of the Company's subsidiaries an aggregate of approximately $50 million in vendor financing commitments to fund the purchase of additional capital equipment. At December 31, 1996 and 1997, approximately $39.0 million and $15.8 million was available, respectively. Borrowings under this agreement are recorded as capital lease obligations.

            Long-term debt maturities at December 31, 1997 are as follows (in thousands):


Year Ended
----------
1998 .....................................................            $   4,604
1999 .....................................................                   --
2000 .....................................................                   --
2001 .....................................................                   --
2002 .....................................................                   --
2003 and thereafter ......................................              300,000
                                                                      ---------
Total ....................................................              304,604
Less current maturities ..................................               (4,604)
                                                                      ---------
Long Term Debt and 12 1/4% Senior Notes ..................            $ 300,000
                                                                      =========

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997


            RSL's notes payable had fair values that approximated their carrying amounts at December 31, 1996. At December 31, 1997, the Senior Notes had a fair value of approximately $330,000,000. The increase in fair value is primarily due to changes in the interest rate environment. The remainder of the notes had fair values that approximated their carrying amounts.

            Interest expense on the above notes was approximately $461,000, $10,457,000 and $37,136,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

8.  Goodwill and Other Intangible Assets

                  Intangible assets at December 31, 1996 and 1997 consist of the following (in thousands):

                                                           December 31,
                                                  -----------------------------
                                                     1996                1997
                                                     ----                ----
Goodwill and other .....................          $  80,358           $ 216,858
Deferred financing costs ...............             10,988              11,655
                                                  ---------           ---------
                                                     91,346             228,513
Less accumulated amortization ..........             (3,741)            (13,530)
                                                  ---------           ---------
Intangible assets--net .................          $  87,605           $ 214,983
                                                  =========           =========


            Amortization expense for the years ended December 31, 1995, 1996 and 1997 was $548,000, $3,193,000 and $9,980,000, respectively.

9.  Shareholders' Equity

      Common Stock

            During 1996, the Company issued 4,117,522 shares of Class B Common Stock for cash aggregating $50,000,000. During 1995, 6,411,365 shares of Class B Common Stock were issued for $1,851,000.

            On September 30, 1997, the Company revised its capital structure (the "Recapitalization"), in part to (i) effect a 2.19-for-one stock split for each outstanding share of each class of common shares and each outstanding share of Preferred Stock, (ii) increase the number of authorized shares of its Class A Common Stock and Class B Common Stock to an aggregate of 438,000,000 shares and
(iii) increase the number of authorized shares of its Preferred Stock to 65,700,000. The holders of the Class A Common Stock are entitled to one vote per share, and the holders of the Class B Common Stock are entitled to ten votes per share.

            On September 30, 1997, the Company commenced an initial public offering of 8,280,000 shares of its Class A Shares. The aggregate offering price of the 8,280,000 shares of Class A Common Stock sold in the equity offering to the public was $182,160,000, with net proceeds to the Company of $167,542,000.

            In June 1997, ITG's Founder and former Chairman elected to exchange his shares in ITG, a subsidiary of the Company, for shares in the Company. Accordingly, the Company issued 1,457,094 of the Class A Common Stock, par value $0.00457 per share, of the Company in exchange for 15,619 shares of common stock of ITG and recorded approximately $32,575,000 as additional paid-in capital.

            During 1997, the Company issued 712,142 shares of Class A Common Stock upon the exercise of options.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997


            During 1997, in connection with the acquisition of certain minority interests, the Company issued 411,105 shares of Class A Common Stock.

      Preferred Stock

            During 1995, the Company issued 9,243,866 shares of its preferred stock to the holders of its Class B Common Stock for cash of $13,354,000. The preferred stock ranked senior to the Company's common stock as to dividends and a liquidation preference of $1.00 per share. Each share was convertible at the holder's option into 2.19 shares of Class B Common Stock. All preferred shares were automatically converted into the Company's Class B Common Stock as the public offering yielded proceeds in excess of $25,000,000, in accordance with the terms of the Preferred Stock agreement. Dividends, at the rate of 8%, were cumulative. Upon conversion of the shares of the preferred stock, the cumulative dividends were deemed to be cancelled and waived upon conversion. The cumulative amount of such dividends was approximately $16,000.

10.  Capital Lease Obligations


            Future minimum annual payments applicable to assets held under capital lease obligations for years subsequent to December 31, 1997 are as follows (in thousands):


Year Ended
----------
1998 ........................................................          $  7,189
1999 ........................................................             8,346
2000 ........................................................             6,528
2001 ........................................................             4,018
2002 ........................................................             3,373
2003 and thereafter .........................................               625
                                                                       --------
Total minimum lease obligations .............................            30,079
Less interest ...............................................            (6,542)
                                                                       --------
Present value of future minimum lease obligations ...........            23,537
Less current portion, included in other current
   liabilities ..............................................            (3,429)
                                                                       --------
Long-term lease obligations at December 31, 1997 ............          $ 20,108
                                                                       ========


            The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using effective interest rates ranging from 9% to 11% per annum.

            Assets held under capital leases aggregated $13,225,000 and $26,632,000 at December 31, 1996 and 1997, respectively. The related accumulated depreciation was $825,000 and $2,557,000, respectively.

11.  Related Party Transactions

            In September 1996, the Company borrowed $35,000,000 from Ronald S. Lauder, the Chairman of the Board of the Company and the principal shareholder of the Company, bearing interest at the rate of 11% per annum (the "Subordinated Shareholder Loan"). The Company repaid the Subordinated Shareholder Loan with the proceeds of the Shareholder Equity Investment (described below).

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997


            The Company used the proceeds of the Subordinated Shareholder Loan to repay $35,000,000 of the amounts outstanding under the Revolving Credit Facility available in August 1996 (see Note 7) and reduced the outstanding commitment amount under the Revolving Credit Facility to $15,000,000 at December 31, 1996 and $7,500,000 at December 31, 1997. The Revolving Credit Facility is personally guaranteed by the Company's Chairman.

            Prior to the closing of the Debt Offering, Ronald S. Lauder, the Company's Chairman, Leonard A. Lauder, a director of the Company and Ronald S. Lauder's brother, and Lauder Gaspar Venture LLC ("LGV"), an investment vehicle the principal investors of which are Ronald S. Lauder and Leonard A. Lauder and the managing member (through a wholly owned company) of which is Andrew Gaspar, a director of the Company, purchased an aggregate of 4,117,522 shares of Class B Common Stock (approximately 11.6% of the outstanding common shares of the Company on a fully diluted basis) for $50,000,000 (the "Shareholder Equity Investment"). LGV purchased one-half of such shares and Ronald S. Lauder and Leonard A. Lauder each purchased one-quarter of such shares.

            Nesim N. Bildirici, a director and the Vice President of Mergers and Acquisitions of the Company, was an employee of both the Company and R.S. Lauder, Gaspar & Co., L.P. ("RSLAG"), a venture capital company owned and controlled by Ronald S. Lauder and Andrew Gaspar. During 1996 Mr. Bildirici's salary was paid by RSLAG and the Company reimbursed RSLAG for a majority of Mr. Bildirici's salary. During the years ended December 31, 1996 and 1997, the Company reimbursed RSLAG approximately $130,000 and $287,000, respectively, for Mr. Bildirici's services. Mr. Bildirici became a full time employee of the Company as of January 1, 1997.

            RSL Management Corporation ("RSL Management"), which is wholly owned by Ronald S. Lauder, the Chairman of the Board of the Company and the principal shareholder of the Company, subleases an aggregate of 11,000 square feet of office space to the Company at an annual rent of $767,000 per annum. RSL Management subleases such space from The Estee Lauder Companies Inc. ("Estee Lauder"). Ronald S. Lauder is also a principal shareholder of Estee Lauder and Leonard A. Lauder, a director of the Company, is the Chief Executive Officer of Estee Lauder. In addition, RSL Management provides payroll and benefit services to the Company for an annual fee of $6,000.

            The Company has employment contracts with certain of its executive officers. These agreements expire beginning April 1998 through January 2002 unless terminated earlier by the executive or the Company, and provide for annual salaries and bonuses based on the performance of the Company. Salary expense for these officers was approximately $646,000, $1,419,000 and $1,555,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The aggregate commitment for annual future salaries pursuant to the employment agreements at December 31, 1997, excluding bonuses, is approximately $1,371,000, $1,098,000, $615,000, $550,000 and $600,000 for 1998, 1999, 2000, 2001 and 2002,
respectively.

12.  Defined Contribution Plan

            In 1996, the Company instituted a defined contribution plan that provides retirement benefits for most of its domestic employees. The Company's contributions to the defined contribution plan, which are based on a percentage of the employee's annual compensation subject to certain limitations, were not significant for the years ended December 31, 1996 and 1997.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

13.  Stock Option Plans

      1995 Stock Option Plan

            In April 1995, the Company established an Incentive Stock Option Plan (as amended and restated, the "1995 Plan") to reward employees, nonemployee consultants and directors for service to the Company and to provide incentives for future service and enhancement of shareholder value. The 1995 Plan is administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The Committee consists of three members of the Board of Directors. The Plan provides for awards of up to 2,847,000 shares of Class A Common Stock of the Company.

            The options granted in 1995 vest over a period of three years commencing on the first anniversary of the date of grant such that the option holder may not acquire more than 2% of the outstanding capital stock as of the date upon which the related employment agreement expires. The options granted in 1996 vest in one-third increments on each of the first, second and third anniversaries of the grant date, unless a different vesting schedule is designated by the committee. Further, the options granted under the 1995 Plan terminate on the tenth anniversary of the date of grant. A total of 2,716,617 options have been granted under this plan. The Company will not grant further options under the 1995 Plan.

      1997 Stock Incentive Plan

            During 1997, the Company established the 1997 Stock Incentive Plan (the "1997 Plan") to attract and motivate key employees of the Company. The 1997 Plan is administered by the Committee. The 1997 Plan provides for the grant of the incentive and non-incentive stock options, stock appreciation rights, restricted stock, and various combinations thereof. The maximum number of shares of Class A Common Stock available under the 1997 Plan is 3,100,000, with no more than 500,000 options or stock appreciation rights to be granted to any one participant in a calendar year. The options vest over a three-year period, unless a different vesting schedule is designated by the Committee. A total of 432,856 options have been granted under this plan.

      1997 Performance Incentive Compensation Plan

            During 1997, the Company established the 1997 Performance Incentive Compensation Plan (the "1997 Performance Plan") to reward employees for superior performance. Awards under the 1997 Performance Plan may be made to key employees recommended by the Chief Executive Officer, selected by the Committee and approved by the Board of Directors. The 1997 Performance Plan provides for the grant of up to 400,000 shares of Class A Common Stock.

      1997 Directors' Compensation Plan

            During 1997, the Company adopted the 1997 Directors' Compensation Plan (the "1997 Directors' Plan"). During the ten-year term of the 1997 Directors' Plan, each non-employee Director will be granted options to acquire a number of Class A Common Stock with an aggregate fair market value on the date of grant equal to $50,000, except for the Chairman and the Vice Chairman of the Board, whose grants have a fair market value of $75,000 and $150,000, respectively. The exercise price of the options initially will equal the fair market value of the Class A Common Stock on the date of the grant and will be increased quarterly based on the yield to maturity of United States Treasury Securities having a maturity approximately equal to the term of such options. The 1997 Directors' Plan provides for the grant of up to 250,000 shares of Class A Common Stock. The options vest over a five-year period, subject to certain acceleration provisions. A total of 17,046 options have been granted under this plan.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

                                                                            Weighted
                                      Number of                              Average
                                       Options        Exercise Price      Exercise Price
                                       -------        --------------      --------------
Outstanding at January 1, 1995
    Granted ....................      1,423,500      $      0.000457      $      0.000457
    Exercised ..................             --                   --                   --
    Rescinded/Canceled .........             --                   --                   --
                                      ---------      ---------------      ---------------
Outstanding at December 31, 1995      1,423,500             0.000457             0.000457
    Granted ....................        283,824            1.60-2.51                 1.73
    Exercised ..................             --                   --                   --
    Rescinded/Canceled .........             --                   --                   --
                                      ---------      ---------------      ---------------
Outstanding at December 31, 1996      1,707,324        0.000457-2.51                 0.29
    Granted ....................      1,459,195         .00457-22.00                10.44
    Exercised ..................        712,142              .000457              .000457
    Rescinded/Canceled .........             --                   --                   --
                                      ---------      ---------------      ---------------
Outstanding at December 31, 1997      2,454,377       $.000457-22.00      $          6.41
                                      =========      ===============      ===============

                                                                                 Weighted
                                                        Reserved for              Average
                                     Exercisable       Future Grants           Exercise Price
                                     -----------       -------------           --------------
December 31, 1995 ..............             --              766,500          $        --
December 31, 1996 ..............        177,701              482,676             0.000457
December 31, 1997 ..............        459,607            3,430,481                 0.44


            The following table summarizes information concerning the remaining options outstanding as of December 31, 1997.




                          Options Outstanding                                        Options Exercisable
-----------------------------------------------------------------------       ------------------------------
                                                                              Weighted
                                                             Weighted          Average              Weighted
                               Number         Average        Remaining        Number of              Average
       Range of              of Shares       Exercise       Contractual         Shares              Exercise
   Exercise Prices          Outstanding       Prices           Life           Exercisable            Prices
   ---------------          -----------       ------        -----------       -----------            ------
$ 0.000457                    711,358       $ 0.000457         7.83                --               $     --
$ 0.00457                     590,584       $  0.00457         9.66              350,400            $0.00457
$  1.60  - $2.51              283,824       $     1.73         8.73              109,207            $   1.83
$ 12.142 - $22.00             868,611       $    17.53         7.98                --               $     __
                             --------                                            -------
                            2,454,377                                            459,607
                            =========                                            =======

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

            SFAS Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") was issued by the FASB in 1995 and if fully adopted, changes the methods for recognition of costs on plans similar to those of the Company. Adoption of the recognition provisions of SFAS No. 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

            Under SFAS No. 123, for options granted, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. The fair value was estimated using the minimum value method. Under this method, a volatility factor of approximately 0.45 was used for options granted on or after the date of the initial public offering and the minimum value method was used for options granted prior to the date of the initial public offering, as there was no market for the Company's common stock in which to measure the stock price volatility.

            The following weighted average assumptions were used in calculating the fair value of the options granted in the years ended December 31, 1995, 1996, 1997, respectively: risk-free interest rates between 5.63% and 5.95%; no dividends are expected to be declared; expected life of the options are between 30 and 42 months, between 39 and 51 months and between 18 and 72 months, respectively; and a maximum contractual life of 10 years.

            For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to compensation expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    ($ in thousands, except loss per
                                                              common share
                                                    and weighted average fair value of
                                                            options granted)
                                                         Year Ended December 31,
                                            ----------------------------------------------
                                                1995              1996             1997
Net loss
  As reported ........................      $    (9,402)      $   (38,240)     $  (100,199)
  Pro forma ..........................      $    (9,404)      $   (38,315)     $  (118,176)
Net loss per common share:
  As reported ........................      $     (1.67)      $     (5.13)     $     (5.27)
  Pro forma ..........................      $     (1.67)      $     (5.14)     $     (6.22)
Weighted average fair value of options
  granted during the Period ..........      $    0.0002       $      0.26      $     12.32



14. Commitments and Contingencies

            At December 31, 1997, the Company was commited to unrelated parties for the rental of office space under operating leases. Minimum annual lease payments with respect to the lease is as follows (in thousands):

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

Years Ended
-----------
1998......................................    $ 4,018
1999......................................      3,621
2000......................................      3,285
2001......................................      2,798
2002......................................      2,172
2003 and thereafter.......................      1,427
                                              -------
                                              $17,321
                                              =======

            Rent expense on the above leases for the years ended December 31, 1995, 1996 and 1997 was $210,000, $2,276,000 and $3,842,000, respectively.


            The Company is committed to pay for transmission capacity under certain operating leases. The minimum annual lease payments with respect to these agreements is as follows (in thousands):

Year Ended
----------
1998........................................       $    10,842
1999........................................             8,592
2000........................................             8,087
2001........................................             6,000
2002........................................             5,330
                                                    ----------
                                                    $   38,851
                                                    ==========

            Rent expense for the year ended December 31, 1997 was approximately $9,100,000.

            Commitments and Contingencies-The Company is involved in various claims that arose in the ordinary course of its acquired business, and certain claims that arose in the ordinary course of its business. The expected settlements from certain of these matters have been accrued and are recorded as "Other Liabilities". In management's opinion, the settlement of such claims would not have a material adverse effect on the Company's consolidated financial position or results of its operations.

            In connection with the acquisition of one of its United States subsidiaries, the Company recorded what management believed to be its best estimate of the unfavorable portion related to certain transmission capacity agreements. During 1997, the Company successfully amended such transmission capacity agreements. The resulting settlement of approximately $7,000,000 has been recorded as Other Income.

            In connection with certain acquisitions, the Company has entered into agreements whereby the minority shareholders have the right to put their remaining shares to the Company.

            The Company is contractually committed to the purchase of three international gateway and two domestic switches. This commitment amounts to approximately $8.0 million, all of which will be financed under the Company's existing $50.0 million facility provided by one of the Company's primary equipment vendors.

            Letters of Credit-The Company has outstanding letters of credit aggregating $550,000 and $6,047,000 at December 31, 1996 and 1996, respectively, expiring at various dates. Such letters of credit, which were issued as deposits to vendors or security on leased premises, are fully secured by marketable securities, certificates of deposit, and the Revolving Credit Facility and are classified as current assets.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

15. Significant Customer

            For the years ended December 31, 1997 and 1996, no customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 1995, one customer accounted for 26% of the Company's revenues.

16. Revenues by Geographic Area

            The following table provides certain geographic data on the Company's operations for the years ended December 31, 1995, 1996 and 1997 (in thousands).

                                                      Operating     Identifiable
                                      Revenue       Income (Loss)      Assets
                                     ---------      -------------    ---------
Year ended December 31, 1995
US ..............................    $  18,461       $  (6,969)      $  37,760
Corporate and other .............          156          (2,412)         15,312
                                     ---------       ---------       ---------
                                     $  18,617       $  (9,381)      $  53,072
                                     =========       =========       =========

Year ended December 31, 1996
US ..............................    $  85,843       $ (11,702)      $  54,509
Europe ..........................       27,414         (13,438)         50,147
Corporate and other .............           --          (5,612)        323,313
                                     ---------       ---------       ---------
                                     $ 113,257       $ (30,752)      $ 427,969
                                     =========       =========       =========

Year ended December 31, 1997
US ..............................    $ 194,518       $ (26,119)      $ 118,363
Europe ..........................       73,653         (35,905)        106,746
Asia and Others .................       32,625          (3,430)         58,905
Corporate and other .............           --         (15,602)        321,650
                                     ---------       ---------       ---------
                                     $ 300,796       $ (81,056)      $ 605,664
                                     =========       =========       =========

            Intersegment and intergeographic revenue are not significant to the revenue of any business segment or geographic location. There is no export revenue from the United States. Corporate and other assets consist principally of cash and cash equivalents, marketable securities and goodwill.

17. Summarized Financial Information

            The following presents summarized financials information of RSL Communications PLC, a company incorporated in 1996 ("RSL PLC") as of December 31, 1996 and 1997. RSL PLC is a 100% wholly owned subsidiary of the Company. RSL PLC had no independent operations other than serving solely as a foreign holding company for certain of the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by the Company. The Company's financial statements are, except for the Company's capitalization, corporate overhead expenses, certain operations and available credit facilities, identical to the financial statements of RSL PLC (in thousands).

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997

                                     December 31, 1996        December 31, 1997
                                     -----------------        -----------------
Current Assets....................       $306,104                  $212,568
Non-current Assets................        120,761                   324,118
Current Liabilities...............         74,948                   122,672
Non-current Liabilities...........        394,556                   557,448

                                        Year Ended               Year Ended
                                     December 31, 1996        December 31, 1997
                                     -----------------        -----------------

Net Revenue.......................       $113,257                  $266,142
Gross Profit......................         14,796                    30,992
Net Loss .........................        (34,309)                  (95,824)


18.  Subsequent Events

            In January 1998, the Company purchase 90% of Telecenter Oy, a Finnish agent customer base. The Company paid approximately $10.0 million in cash with a purchase price adjustment based on future results to be calculated in two years.

            On February 8, 1998, the Board of Directors authorized the issuance of a $200,000,000 Senior Notes (collectively "1998 Notes") due 2008 and Senior Discount Notes (collectively "1998 Discount Notes") with a discounted value of approximately $200,000,000.

            Such issuance is expected to occur on February 23, 1998. Both the 1998 Notes and the 1998 Discount Notes are guaranteed as to payment of principal and interest by RSL Communications, Ltd.

19.  Supplemental Financial Information

            The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 1997 and 1996.


                                                                          (In thousands, except loss per share)
Year Ended December 31, 1997                                       First            Second           Third            Fourth
                                                                   -----            ------           -----            ------
Revenues ...........................................             $  42,168        $  67,193        $  83,243        $  108,192
                                                                 =========        =========        =========        ==========
Gross profit........................................             $   5,199        $   7,366        $   8,837        $   14,073
                                                                 =========        =========        =========        ==========
Net loss ...........................................             $ (19,147)        $(21,570)        $(27,342)        $ (32,140)
                                                                 =========        =========        =========        ==========
Loss per share......................................             $   (1.82)        $  (1.90)        $  (2.28)        $   (0.77)
                                                                 =========        =========        =========        ==========
Weighted average number of shares of common stock
outstanding ........................................                10,541           11,378           11,998            41,633
                                                                 =========        =========        =========        ==========

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1995, 1996 and 1997


Year Ended December 31, 1996
Revenues............................................             $  15,864        $  23,900        $  30,458        $   43,035
                                                                 =========        =========        =========        ==========
Gross profit........................................             $   1,180        $   2,927        $   4,530        $    6,159
                                                                 =========        =========        =========        ==========
Net loss ...........................................             $  (4,789)        $ (7,489)        $ (8,431)        $ (17,531)
                                                                 =========        =========        =========        ==========
Loss per share......................................             $   (0.75)        $  (1.17)        $  (1.31)        $   (1.66)
                                                                 =========        =========        =========        ==========
Weighted average number of shares of common stock
outstanding ........................................                 6,411            6,411            6,426            10,541
                                                                 =========        =========        =========        ==========


20.  Subsequent Events (Unaudited)

            On February 27, 1998, RSL PLC consummated concurrent offerings of $200,000,000 9 1/8% Senior Notes due 2008 and $328,084,000 ($200,000,000 initial accreted value) 10 1/8% Senior Discount Notes due 2008. The notes will be guaranteed by RSL.

            On February 24, 1998, the Board of Directors authorized the issuance of $100,000,000 of Senior Discount Notes due 2008 denominated in Deutsche marks. Such issuance is expected to occur on March 16, 1998. These notes will be guaranteed by RSL.

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders of
International Telecommunications Group Ltd. and Subsidiaries

We have audited the consolidated statement of operations and accumulated deficit and of cash flows of International Telecommunications Group Ltd. and subsidiaries for the nine months ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of International Telecommunications Group Ltd. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the nine months ended September 30, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
New York, New York
March 14, 1997

                   INTERNATIONAL TELECOMMUNICATIONS GROUP LTD.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      Nine Months Ended September 30, 1995



Revenues ................................................          $ 26,351,634
Cost of Services ........................................            24,614,337
                                                                   ------------
     Gross Profit .......................................             1,737,297
Selling, General and Administrative Expenses ............             6,299,188
                                                                   ------------
Loss from Operations ....................................            (4,561,891)
Interest Income .........................................                56,148
Interest Expense ........................................              (345,212)
                                                                   ------------
Net Loss ................................................            (4,850,955)
Accumulated Deficit, January 1, 1995 ....................            (5,153,000)
                                                                   ------------
Accumulated Deficit, September 30, 1995 .................          $(10,003,955)
                                                                   ============





                 See notes to consolidated financial statements.

                  INTERNATIONAL TELECOMMUNICATIONS GROUP LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Nine Months Ended September 30, 1995

Cash Flows from Operating Activities:
    Net loss ..........................................................      $ (4,850,955)
    Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of purchase of subsidiaries:

      Depreciation and amortization ...................................           379,782
      Provision for losses on accounts receivable .....................         2,881,440
      Changes in operating assets and liabilities:
        Increase in accounts receivables ..............................        (9,204,455)
        Decrease in accounts receivables-affiliates ...................           111,434
        Increase in prepaid expenses and other current assets .........          (325,013)
        Increase in deposits and other assets .........................          (398,003)
        Increase in accounts payable and accrued expenses .............        11,849,193
        Increase in other current liabilities .........................           601,084
        Increase in other liabilities .................................         1,355,703
        Decrease in due to affiliates .................................          (534,941)
                                                                             ------------
          Net cash provided by operating activities ...................         1,865,269
                                                                             ------------
Cash Flows From Investing Activities:
    Acquisition of subsidiary, net of cash acquired ...................        (1,500,000)
    Purchase of marketable debt securities ............................        (2,200,000)
    Purchase of property and equipment ................................          (446,517)
                                                                             ------------
      Net cash used in investing activities ...........................        (4,146,517)
                                                                             ------------

Cash Flows from Financing Activities:
    Repayment of short-term note payable ..............................        (1,000,000)
    Proceeds from issuance of common stock ............................         5,749,300
    Proceeds from issuance of preferred stock .........................         3,000,000
    Principal payments under capital lease obligations ................          (100,166)
    Repayment of long-term debt .......................................          (241,080)
                                                                             ------------
      Net cash provided by financing activities .......................         7,408,054
                                                                             ------------
Increase in Cash ......................................................         5,126,806
Cash at January 1, 1995 ...............................................           451,865
                                                                             ------------
Cash at September 30, 1995 ............................................      $  5,578,671
                                                                             ============

Supplemental Disclosure of Cash Flows Information:
    Cash paid for:
    Interest ..........................................................      $    185,996
                                                                             ============
Supplemental Schedule of Noncash Investing Activities-Assets acquired
    under capital lease obligation ....................................      $    443,710
                                                                             ============

                 See notes to consolidated financial statements.

                   INTERNATIONAL TELECOMMUNICATIONS GROUP LTD.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Nine Months Ended September 30, 1995

1.  Business Description

    International Telecommunications Group Ltd. and its subsidiaries ("ITG") operate a domestic and international communications network which provides international and domestic long distance telephone services for businesses and individuals in the United States and abroad.

2.  Acquisition

    Effective September 1, 1995, ITG's subsidiary International
Telecommunications Corporation ("RSL USA") (collectively, "ITG") consummated a stock purchase agreement with Cyberlink, Inc. ("Cyberlink") and Cyberlink's principal stockholder.

    The agreement provided for the purchase of 51% of the capital stock of Cyberlink. The purchase price consisted of $1,500,000 paid to Cyberlink and assumption of net liabilities of $14,131,000. In connection with the purchase of Cyberlink, the Company recorded approximately $15,631,000 of goodwill as of September 30, 1995.

    In connection with the acquisition of Cyberlink, the 49% minority stockholders of Cyberlink may sell their shares to RSL USA at fair market value if RSL USA consummates an initial public offering of its securities. RSL USA can call the 49% minority stockholders shares at any time after December 31, 1996 for a price equal to 49% of the sum of eight times Cyberlink's average monthly revenues of the last quarter prior to exercise date plus cash minus long-term liabilities.

    The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which will be amortized over fifteen years.

    The accompanying consolidated statements of operations and accumulated deficit and cash flows include the results of Cyberlink from its date of acquisition through September 30, 1995.

    The following presents the unaudited pro forma consolidated statement of operations of the Company for the nine months ended September 30, 1995, assuming the Company had purchased Cyberlink at January 1, 1995. The consolidated statement does not necessarily represent what the Company's results of operations would have been had such acquisition actually occurred on such date, or of results to be achieved in the future:

                                                               Pro Forma for the
                                                                     Nine
                                                                 Months Ended
                                                              September 30, 1995
                                                                  (Unaudited)

Revenues ................................................       $ 40,504,172
Cost of services ........................................         37,087,243
                                                                ------------
Gross Profit ............................................          3,416,929
Selling, general and administrative expenses ............         23,555,216
                                                                ------------
Loss from operations ....................................        (20,138,287)
Interest income .........................................             56,148
Interest expense ........................................           (738,496)
                                                                ------------
Net loss ................................................       $(20,820,635)
                                                                ============



3.  Summary of Significant Accounting Policies

    Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of International Telecommunications Group Ltd. and its majority-owned subsidiaries. The Company has included 100% of its subsidiaries' operating losses since the minority interests' investment has been reduced to zero. All material intercompany accounts and transactions have been eliminated. All of the Company's subsidiaries' fiscal years end December 31.

    Management Assumptions--The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates primarily relate to reserves recorded for doubtful accounts and accruals for litigation and other claims. Actual results could differ from these estimates.

    Revenue Recognition--The Company records revenue based on minutes (or fractions thereof) of customer usage.

    The Company records payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenues until such related services are provided. Deferred revenue is included in other current liabilities.

    Goodwill--Goodwill represents the excess of cost over the fair value of the net assets of acquired entities, and is being amortized using the straight-line method over fifteen years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

    Amortization expense for the nine months ended September 30, 1996 was $86,838.

    Property and Equipment and Related Depreciation--Property and equipment are stated at cost or fair values at the date of acquisition, and in the case of equipment under capital leases, the present value of the future minimum

                   INTERNATIONAL TELECOMMUNICATIONS GROUP LTD.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                      Nine Months Ended September 30, 1995

3. Summary of Significant Accounting Policies--(Continued)

lease payments, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Construction in progress represents costs incurred in connection with the building of a switch facility center.

    Deposits--Deposits consist principally of amounts paid to the Company's providers of telephone access lines.

    Income Taxes--The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes.

    New Accounting Standards--During 1995, the Company adopted SFAS No. 121, Impairment of Long-Lived Assets. There was no adjustment recorded as a result of adopting this standard. The Company periodically compares the carrying value of its long-lived assets, principally property and equipment, to undiscounted cash flows generated by the long-lived assets. The Company's undiscounted cash flows exceed the carrying value of its long-lived assets.

4. Concentration of Credit Risk

    The Company is subject to significant concentrations of credit risk which consist principally of trade accounts receivable. The Company sells a significant portion of its services to other carriers and, as a result, maintains significant receivable balances with certain carriers. If the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected. During 1995, one of the Company's customers, which represented approximately 18% of the Company's sales for the nine months ended September 30, 1995, failed to meet minimum payments schedules and, as a result, the Company terminated services to this customer. Consequently, the customer refused to pay outstanding receivable balances totaling approximately $4,653,000. At September 30, 1995, the Company had written off the entire $4,653,000. The Company has commenced legal proceedings to recover amounts owed to the Company.

    The Company now performs ongoing credit evaluations of its customer's financial condition and requires collateral in the form of deposits in certain circumstances.

5. Income Taxes

    No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of its operations in 1994. For the nine months ended September 30, 1995, the Company had net operating loss carryforwards generated primarily in the United States of approximately $10,000,000. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2010 if not utilized.

    In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows:

    Deferred tax assets .................................          $ 8,120,000
    Less valuation allowance ............................           (8,120,000)
                                                                    -----------
    Net deferred tax assets .............................          $        --
                                                                    ===========



    The Company's net operating losses and legal reserves generated the deferred tax assets. At September 30, 1995, a valuation allowance of $8,120,000 is provided as the realization of the deferred tax benefits is not likely.

                   INTERNATIONAL TELECOMMUNICATIONS GROUP LTD.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                      Nine Months Ended September 30, 1995

6. Notes Payable and Long-term Debt

    RSL USA has a series of notes payable to different vendors in the amount of $1,136,712 which bear interest at rates from 8% to 14.5%, of which $874,066 is current.

    Cyberlink has a credit agreement which provides for up to $5,000,000 in committed credit lines to finance its accounts receivable. Interest is payable at 2 1/4% over the prime rate of interest (prime being 8.75% at September 30, 1995). A second credit line provides for up to $2,000,000 in capital expenditure financing with interest payable at 2 1/2% over the prime rate. The total amounts outstanding at September 30, 1995 from the above credit lines are $1,713,296 and $0, respectively. The credit lines terminate on August 31, 1998.

    Cyberlink has a long-term note payable to a vendor in the amount of $1,000,000 which bears interest at the rate of 10%, commencing January 1, 1997.

    ITG's notes payable had fair values that approximated their carrying amounts.

    Interest expense on the above notes was approximately $190,603 for the nine months ended September 30, 1995.

7. Employment Agreements

    The Company has employment contracts with certain of its executive officers. These agreements expire beginning April 1998 through May 2000 unless terminated earlier by the executive or the Company, and provides for an annual base salary. Salary expense for the officers was $253,750 for the nine months ended September 30, 1995. The aggregate commitment for annual future salaries at September 30, 1995, excluding bonuses, was approximately $453,750 for 1996, $454,500, $300,000, $200,000 and $116,667 for 1997, 1998, 1999 and 2000, respectively.

8. Commitments and Contingencies

    At September 30, 1995, the Company is committed to unrelated parties for the purchase of certain capital assets and the rental of office space under operating leases. Minimum annual lease payments with respect to the leases and capital commitment is as follows:

Nine Months Ended
September 30,
-----------------
1996 ................................................                 $  849,435
1997 ................................................                    808,300
1998 ................................................                    546,760
1999 ................................................                    366,998
2000 ................................................                    305,226
2001 and thereafter .................................                    431,612
                                                                      ----------
                                                                      $3,308,331
                                                                      ==========

    Rent expense for the nine months ended September 30, 1995 was $173,072.

                   INTERNATIONAL TELECOMMUNICATIONS GROUP LTD.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                      Nine Months Ended September 30, 1995

8. Commitments and Contingencies--(Continued)

    The Company is committed to the rental of transmission capacity under certain operating leases. The minimum annual lease payments with respect to these agreements is as follows:

Nine Months Ended
September 30,
-----------------
1996 ..............................................                  $20,400,000
1997 ..............................................                   38,000,000
1998 ..............................................                    7,500,000
                                                                     -----------
                                                                     $65,900,000
                                                                     ===========

    The Company is currently negotiating the termination of these operating leases.

    Litigation and Other Claims--The Company is involved in various litigation and other claims that arose in the ordinary course of its acquired businesses prior to the Company's acquisition of such businesses. The expected settlements from these matters have been accrued and are recorded as "Other Liabilities". In management's opinion, the settlement of such litigation and claims would not have a material adverse effect on the Company's consolidated financial position or results of its operations.

    Letters of Credit--The Company has outstanding letters of credit aggregating approximately $76,000 at September 30, 1995, expiring at various dates between June 1, 1996 and August 8, 1996. Such letters of credit, which were issued as deposits to vendors or security on leased premises, are fully secured by certificates of deposit and are classified as current assets.

9. Significant Customer

    For the nine months ended September 30, 1995, one customer accounted for 18% of the Company's revenues.

SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF
                             RSL COMMUNICATIONS PLC
                            CONDENSED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                ($ IN THOUSANDS)




                                                                       1996             1997
                                                                     ---------       ---------
                                     ASSETS

Current Assets ................................................      $ 201,734       $ 212,568

Marketable Securities -- Held to maturity .....................        104,370          68,836

Property and Equipment ........................................         31,941          64,649

Other Assets ..................................................         88,820         190,633
                                                                     ---------       ---------

         Total ................................................      $ 426,865       $ 536,686
                                                                     =========       =========


                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY



Current Liabilities ...........................................      $  74,948       $ 122,672

Long Term Debt ................................................         94,556         257,448

Senior Notes, 12 1/4% Due 2006 ................................        300,000         300,000

Shareholders' Deficiency ......................................        (42,639)       (143,434)
                                                                     ---------       ---------

         Total ................................................      $ 426,865       $ 536,686
                                                                     =========       =========

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,
                                ($ IN THOUSANDS)



                                                    1996                 1997
                                                  ---------           ---------
Revenues ...............................          $ 113,257           $ 266,142

Cost of Services .......................             98,461             235,150
                                                  ---------           ---------

         Gross Profit ..................             14,796              30,992

Expenses ...............................             41,619             100,118
                                                  ---------           ---------

Loss from Operations ...................            (26,823)            (69,126)

Interest Expense .......................             (7,384)            (39,576)

Interest Income ........................                 --              13,565

Other (Expense) Income--Net ............                473                (375)

Minority Interest ......................               (180)                 88

Income Taxes ...........................               (395)               (400)
                                                  ---------           ---------

         Net Loss ......................          $ (34,309)          $ (95,824)
                                                  =========           =========

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,
                                ($ IN THOUSANDS)



                                                                     1996            1997
                                                                  ---------       ---------
Net Loss ...................................................      $ (34,309)      $ (95,824)

Depreciation and amortization ..............................          6,618          20,270

Working capital change and other ...........................         16,911         (15,909)
                                                                  ---------       ---------

         Net cash used in operating activities .............        (10,780)        (91,463)
                                                                  ---------       ---------

Purchases of Property and Equipment ........................        (15,983)        (29,866)

Acquisitions of Subsidiaries ...............................        (38,552)        (50,814)

Purchase of Marketable Securities ..........................        (82,529)             --

Proceeds from Sales of Marketable Securities ...............         14,701          41,038

(Purchase) Proceeds of Restricted Marketable Securities ....       (102,808)         54,167

Other ......................................................            171             144
                                                                  ---------       ---------

         Net cash (used in) provided by investing activities       (225,000)         14,669
                                                                  ---------       ---------


Proceeds from notes payable ................................        300,000              --

Advances from Parent .......................................         51,362         118,999

Offering Cost and Other ....................................        (11,969)        (15,653)
                                                                  ---------       ---------

         Net cash provided by financing activities .........        339,393         103,346
                                                                  ---------       ---------

         Net increase in cash ..............................        103,613          26,552

         Effect of Foreign Currency on Cash ................             --            (785)

         Cash and cash equivalents at beginning of period ..             --         103,613
                                                                  ---------       ---------

         Cash and cash equivalents at end of period ........      $ 103,613       $ 129,380
                                                                  =========       =========

SCHEDULE II

                        SCHEDULE OF VALUATION ALLOWANCES
                                ($ IN THOUSANDS)

                                BALANCE AT         CHARGED TO        CHARGED TO                              BALANCE AT
                                JANUARY 1,         COSTS AND            OTHER                               DECEMBER 31,
                                   1997             EXPENSES           ACCOUNTS         DEDUCTIONS              1997
                                   ----             --------           --------         ----------              ----
Bad debt provision...             $3,881             $10,908              $--            $(2,456)             $12,333


                                 BALANCE AT        CHARGED TO         CHARGED TO                             BALANCE AT
                                 JANUARY 1,        COSTS AND             OTHER                              DECEMBER 31,
                                    1996             EXPENSES          ACCOUNTS          DEDUCTIONS             1996
                                    ----             --------          --------          ----------             ----
Bad debt provision...              $1,596             $2,829              $--              $(544)              $3,881


                                BALANCE AT         CHARGED TO        CHARGED TO                              BALANCE AT
                                JANUARY 1,         COSTS AND             OTHER                              DECEMBER 31,
                                   1995             EXPENSES         ACCOUNTS(1)         DEDUCTIONS             1995
                                   ----             --------         -----------         ----------             ----
Bad debt provision...                 $--               $149            $1,447               $--              $1,596


(1) The bad debt provision was previously recorded in the financial statements of RSL Communications, Ltd.'s (the 'Company') predecessor, International Telecommunications Group, Ltd. ('ITG'). The Company began consolidating ITG effective with its acquisition of interests in ITG in September 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 27th day of March, 1998.

                                          RSL COMMUNICATIONS, LTD.

                                          By:   /s/ Itzhak Fisher
                                               ----------------------------
                                                    Itzhak Fisher
                                                    President and Chief
                                                    Executive Officer

      Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                    TITLE                         DATE
          ---------                    -----                         ----

 /s/ Ronald S. Lauder            Director and Chairman of the     March 27, 1998
 -----------------------------   Board of Directors
 (Ronald S. Lauder)


 /s/ Itzhak Fisher               Director, President and          March 27, 1998
 -----------------------------   Chief Executive Officer
 (Itzhak Fisher)                 (Principal Executive Officer)


 /s/ Andrew Gaspar               Director and Vice Chairman       March 27, 1998
 -----------------------------   of the Board of Directors
 (Andrew Gaspar)


 /s/ Jacob Z. Schuster           Director, Executive Vice         March 27, 1998
 -----------------------------   President, Chief Financial
 (Jacob Z. Schuster)             Officer, Assistant Secretary
                                 and Treasurer (Principal
                                 Financial Officer)

 /s/ Mark J. Hirschhorn          Vice President-Finance,          March 27, 1998
 -----------------------------   Global Controller and
 (Mark J. Hirschhorn)            Assistant Secretary
                                 (Controller and Principal
                                 Accounting Officer)

 /s/ Guastavo A. Cisneros        Director                         March 27, 1998
 -----------------------------
 (Gustavo A. Cisneros)


 /s/ Fred H. Langhammer          Director                         March 27, 1998
 -----------------------------
 (Fred H. Langhammer)

          SIGNATURE                    TITLE                         DATE
          ---------                    -----                         ----

 /s/ Leonard A. Lauder           Director                         March 27, 1998
 -----------------------------
 (Leonard A. Lauder)


 /s/ Eugene Sekulow              Director                         March 27, 1998
 -----------------------------
 (Eugene Sekulow)


 /s/ Nicolas G. Trollope         Director                         March 27, 1998
 -----------------------------
 (Nicolas G. Trollope)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------


3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

3.3   Bye-Laws of RSL Communications, Ltd. (as amended through September 2,
      1997) (incorporated by reference to Company's Registration Statement on Form S-1 (Registration No. 333-34281)).

4.1 Indenture, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Trustee, containing, as exhibits, specimens of 12 1/4% Senior Notes due 2006 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.2 Notes Registration Rights Agreement, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and the Placement Agents (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.3 Note Deposit Agreement, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Book Entry Depositary (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.4 Collateral Pledge and Security Agreement, dated October 3, 1996, by and among RSL Communications PLC and Trustee (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.5 Form of Letter of Transmittal (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

4.6 Form of 12 1/4% Senior Note due 2006 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
      1997).

4.7 Form of Class A Common Share Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

4.8 Exchange and Registration Rights Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., J.P. Morgan Securities Inc., and SBC Warburg Dillon Read Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.9 Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

4.10 Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.11 Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.12 Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.13 Exchange and Registration Rights Agreement, dated as of March 16, 1998, among RSL Communications PLC, RSL Communications, Ltd. and Goldman, Sachs & Co. oHG and Merrill Lynch International (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.14 Note Deposit Agreement, dated as of March 16, 1998, by and between RSL Communications PLC and The Chase Manhattan Bank as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

4.15 Indenture, dated as of March 16, 1998 by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

10.1 Warrant Agreement, dated October 3, 1996, between RSL Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.2 Warrant Registration Rights Agreement, dated October 3, 1996, between RSL Communications, Ltd., as issuer, and The Chase Manhattan Bank, as warrant agent (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.3 Amendment to the Revolving Credit Facility, dated August 20, 1996, from The Chase Manhattan Bank to RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.4 Amendment to the Revolving Credit Facility, dated September 10, 1996, from The Chase Manhattan Bank to RSL Communications, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.5 Subordinated Promissory Note, dated September 10, 1996, from RSL Communications, Ltd. to Ronald S. Lauder. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.6* Warrant for 210,000 shares of Class B Common Stock of RSL Communications,
      Ltd. issued to Ronald S. Lauder on September 10, 1996 (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.7 Standby Facility Agreement, dated October 1, 1996, by and between RSL Communications, Ltd. and Ronald S. Lauder (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.8* Consulting Agreement, dated September 15, 1995, between Eugene A. Sekulow and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.9* Amendment to Consulting Agreement, dated August 8, 1996, between Eugene A.
      Sekulow and RSL Communications, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.10 RSL Communications, Ltd.'s 1995 Amended and Restated Stock Option Plan (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.11*Employment Agreement, dated September 15, 1995, between Itzhak Fisher and
      International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.12*Employment Agreement, dated September 15, 1995, between Itzhak Fisher and
      RSL Communications Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No.
      333-25749)).

10.13*Employment Agreement, dated April 1, 1995, between Nir Tarlovsky and
      International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.14*Employment Agreement, dated April 1, 1995, between Nir Tarlovsky and RSL
      Communications Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.15*Employment Agreement, dated August 9, 1995, between RSL COM Europe Limited and Richard Williams (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.16 Memorandum of Agreement, dated July 30, 1996, between International Telecommunications Corporation and Codetel (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.17 General Purchase Agreement, dated September 14, 1995, between Ericsson Inc. and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.18 Lease Agreement between AB LM Ericsson Finans and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.19 Lease Agreement, dated April 10, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.20 Lease Agreement, dated December 30, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No.
      333-25749)).

10.21 Loan and Security Agreement, dated September 8, 1995, between Cyberlink Inc. and CoastFed Business Credit Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.22 Accounts Collateral Security Agreement, dated September 8, 1995, between Cyberlink Inc. and CoastFed Business Credit Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.23 Equipment Collateral Security Agreement, dated September 8, 1995, between Cyberlink Inc. and CoastFed Business Credit Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.24 Security Stock Pledge Agreement, dated September 8, 1995, between CoastFed Business Credit Corporation and Cyberlink Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.25 Security Agreement, dated September 8, 1995, between CoastFed Business Credit Corporation and Cyberlink-California Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.26 Security Agreement, dated September 8, 1995, between CoastFed Business Credit Corporation and Cyberlink-Nevada Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.27 Asset Purchase Agreement, dated as of May 8, 1996, by and between RSL COM France S.A. and Sprint Telecommunications France Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.28 Transition Services Agreement, dated May 8, 1996, by and among Sprint Telecommunications France Inc., Sprint International France S.A. and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.29 Transition Services Agreement, dated May 8, 1996, by and between Sprint Communications Company L.P. and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.30 Amendment No. 1 to the Transition Services Agreement, effective as of May 8, 1996, among Sprint Communications Company L.P., Sprint International France S.A. and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.31 Transition Services Agreement, dated May 8, 1996, by and between Global One Communications World Operations, Limited and RSL COM France S.A. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.32 Asset Purchase Agreement, dated as of May 8, 1996, by and among Siena Vermogensverwaltungs-GmbH, Sprint Telecommunication Services GmbH and Sprint Fon Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.33 Transition Services Agreement, dated May 8, 1996, by and among Sprint Telecommunication Services GmbH, Sprint Fon Inc. and Siena
      Vermogensverwaltungs- GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.34 Transition Services Agreement, dated May 8, 1996, by and between Sprint Communications Company L.P. and RSL COM Deutschland GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.35 Amendment No. 1 to the Transition Services Agreement, effective as of May 8, 1996, among Sprint Communications Company L.P., Sprint
      Telecommunication Services GmbH and RSL COM Deutschland GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.36 Transition Services Agreement, dated May 8, 1996, by and between Global One Communications World Operations, Limited and Siena
      Vermogensverwaltungs-GmbH (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.37 Asset Purchase Agreement, August 12, 1996, by and between RSL COM UK Limited and Incom (UK) Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No.
      333-25749)).

10.38 Stock Purchase Agreement, dated July 3, 1996, between RSL Communications Limited, Charles Piluso and International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.39 Secured Promissory Note, dated September 9, 1996, from RSL Communications PLC to Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.40 Stock Pledge and Security Agreement, dated September 9, 1996 between RSL Communications PLC, Charles Piluso and Fletcher, Heald & Hildreth, P.L.C. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.41 New Shareholders Agreement, dated September 9, 1996 among Charles Piluso, Jacqueline and Victoria Piluso, Richard Rebetti, RSL Communications PLC, RSL Communications, Ltd and International Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.42 Stock Purchase Agreement, dated September 9, 1996, between RSL Communications PLC, Richard Rebetti, Jr. and International
      Telecommunications Group, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.43 Secured Promissory Note, dated September 9, 1996, from RSL Communications PLC to Richard Rebetti (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.44 Stock Pledge and Security Agreement, dated September 9, 1996, between RSL Communications PLC, Richard Rebetti, Jr. and Fletcher, Heald & Hildreth, P.L.C. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.45 Agreement and Plan of Reorganization, dated September 9, 1996, among RSL Communications PLC, RSL Communications, Ltd. and Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.46 Tax Agreement, dated September 9, 1996, between RSL Communications PLC, RSL Communications, Ltd. and Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.47 Stock Purchase Agreement, dated September 22, 1995, by and between RSL Communications, Inc. and Charles Piluso (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.48 Stock Purchase Agreement, dated September 22, 1995, by and between Richard Rebetti and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.49 Amendment to the Stock Purchase Agreement, dated September 22, 1995, between and among International Telecommunications Group, Ltd., International Telecommunications Corporation and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.50 Stock Purchase Agreement, dated March 10, 1995, between RSL Communication, Inc., International Telecommunications Group, Ltd. and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.51 Amendment to Shareholders' Agreement, dated March 10, 1995, between and among Charles Piluso, Richard Rebetti, Incom (UK) Ltd., International Telecommunications Group, Ltd. and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.52 Indemnity Agreement, dated March 10, 1995, between and among International Telecommunications Group, Ltd., International Telecommunications Corporation and RSL Communications, Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.53 Sublease, dated July 18, 1996, between RSL Communications, Ltd. and RSL Management Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.54 Lease, dated as of January 15, 1997, between Longstreet Associates L.P. and RSL COM U.S.A., Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333- 25749)).

10.55*Employment Agreement, dated January 31, 1997, between Roland T. Mallcott and RSL Communications, Ltd. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.56 Amendment of Lease, dated as of December 6, 1995, between Hudson Telegraph Associates and International Telecommunications Corporation (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

10.57 Shareholders Agreement of RSL Communications, Latin America, Ltd., dated August 4, 1997, between and among RSL Communications, Latin America, Ltd., RSL Communications, Ltd. and Coral Gates Investments Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.58 Stockholders' Agreement, dated July 23, 1997, by and among Delta Three, Inc., RSL Communications, Ltd., and the other shareholders of Delta Three, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.59+Delta Three, Inc. Services Agreement (incorporated by reference to
      Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.60*Employment Agreement, dated July 31, 1997, between Andrew C. Shields and
      RSL Communications, Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.61 Shareholders Agreement, dated October 10, 1996, between RSL COM Europe, Limited, Gerard van Leest and Belnet Nederland B.V. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.62 RSL Communications, Ltd. 1997 Performance Incentive Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085).

10.63 RSL Communications, Ltd. 1997 Stock Incentive Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085).

10.64 Lease Agreement, dated June 19, 1997 for property at 430 Park Avenue, New York, New York (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333- 34281).

10.65 Stock Purchase Agreement of Delta Three, Inc. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.66*Employment Agreement, dated September 2, 1997, between Itzhak Fisher and
      RSL Communications, Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.67*Employment Agreement, dated September 2, 1997, between Itzhak Fisher and
      International Telecommunications Group, Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.68 RSL Communications Ltd. 1997 Directors' Compensation Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085).

10.69*Registration Rights Agreement, dated September 2, 1997, among RSL
      Communications, Ltd., Ronald S. Lauder, Itzhak Fisher and Coral Gate Investments Ltd. (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.70 International Telecommunication Services Agreement, dated July 1, 1995, between International Telecommunications Corporation and TELECOM Denmark (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.71 International Telecommunication Operating Agreement, dated July 15, 1995 between Telenor Carrier Services A.S. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.72 International Telecommunication Services Agreement, dated May 10, 1994, between Mercury Communications Limited and International
      Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.73 Agreement Concerning Voice Distribution of International Telephony Traffic, undated, between Unisource Carrier Services AG and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.74 International Telecommunications Service Agreement, dated May 31, 1994, between Compania Dominicana De Telefonos, C. Por A. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.75 Second Supplementary Agreement to the UK-Netherlands 14 Cable System Construction & Maintenance Agreement, effective February 18, 1997, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.76 Fourth Supplementary Agreement to the ODIN Construction and Maintenance Agreement, dated October 24, 1996, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.77 Second Supplementary Agreement to Antillas I Construction & Maintenance Agreement, dated February 13, 1997, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.78 Canus I Cable System Indefeasible Right of Use Agreement and Financing Agreement, dated June 4, 1996, between Optel Communications, Inc. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.79 Cantat-3 Cable System Indefeasible Right of Use Agreement and Financing Agreement, dated March 12, 1996, between Teleglobe Cantat-3 Inc. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.80 PTAT-1 Submarine System Indefeasible Right of Use Agreement, dated May 12, 1994, between Private Transatlantic Telecommunications System, Inc. and International Telecommunications Corporation (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.81 Third Supplementary Agreement to the TAT-12/TAT-13 Cable Network Construction and Maintenance Agreement, dated October 17, 1995, among the parties on the Annex thereto (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281).

10.82 Placement Agreement, dated as of September 30, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and Morgan Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon Read & Co. Inc. (incorporated by reference to Company's Registration Statement on Form S-4 (Registration No. 333-25749)).

21.1 Subsidiaries of the Company (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).

23.1  Consent of Deloitte & Touche LLP (filed herewith).

27.1  Financial Data Schedule (filed herewith).

----------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

+ Confidential Treatment was granted by the Commission with respect to certain information contained in this exhibit.