Form 10-K/A
period 1997-12-31
RSL COMMUNICATIONS LTD
filed 1998-04-30
CIK 1036297

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the fiscal year ended December 31, 1997

|_| Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

         For the transition period from _________________ to _________________

         Commission file number 0-23139

                           RSL COMMUNICATIONS, LTD.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          BERMUDA                                    N/A
--------------------------------     ------------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
  Incorporation or Organization)

          Clarendon House
           Church Street
          Hamilton HM CX
             Bermuda                                 N/A
-------------------------------      ------------------------------------------
(Address of Principal Executive                   (Zip Code)
  Offices)

                                (441) 295-2832
            ---------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

       Securities registered pursuant Section 12(g) of the Exchange Act:

              Class A Common Shares, par value $.00457 per share
              ---------------------------------------------------
                               (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 26, 1998, 11,040,347 Class A Common Shares of the registrant were outstanding and 30,760,722 Class B Common Shares of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $190,524,767.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                             Location in Form 10-K in Which
             Document                            Document is Incorporated
             --------                        -------------------------------

Registrant's 1998 Proxy Statement                       PART III
 to be filed with the Commission
  no later than April 30, 1998

         The registrant hereby amends Item 10, Directors and Executive Officers of the Registrant of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to read as set forth below:

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10, with respect to the Company's directors, is incorporated herein by reference from the section entitled "Election of Directors" in the Company's 1998 Proxy Statement filed with the Commission on April 27, 1998, except that set forth below is certain information with respect to Andrew Gaspar, a current director of the Company. Mr. Gaspar is not standing for re-election to the Company's Board of Directors.

     Andrew Gaspar, 50, has served as a director and Vice Chairman of the Board of the Company since its inception in 1994. Mr. Gaspar has been the managing member of Lauder Gaspar Ventures LLC ("LGV") since its inception in September 1996 and has been President of the corporate general partner of R.S. Lauder, Gaspar & Co., L.P. ("RSLAG") since 1991. Both RSLAG and LGV are venture capital companies. Mr. Gaspar has also been a director of Central European Media Enterprises Ltd. since June 1994. From 1982 until 1991, Mr. Gaspar was a partner of Warburg, Pincus & Co., a venture capital firm. From 1973 until 1981, Mr. Gaspar served in various executive capacities at RCA Global Communications, Inc. and its affiliates.

     For information with respect to the Company's executive officers, see "Business--Executive Officers of the Registrant" in Part I to this Annual Report on Form 10-K, except that set forth below is certain information with respect to Elie C. Wurtman, a current executive officer of the Company.

     Elie C. Wurtman, 28, has been Vice President of Emerging Technologies of the Company since April 1998. Mr. Wurtman co-founded Delta Three, Inc. and has served as its Chief Executive Officer and President since its inception in May 1996. He is also the founder of Ambient Corporation, a developer of smart card technology and has been a member of its Board of Directors since November 1995. From January 1995 until November 1995, Mr. Wurtman was Vice President of Marketing of TTR Technologies Inc., a software security company. From September 1993 to December 1994, Mr. Wurtman was engaged in private real estate business. Prior to 1993, Mr. Wurtman served in the Israeli Defense Forces as the Deputy Commander of the Allenby Bridge border crossing between Israel and Jordan.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 30th day of April, 1998.

                           RSL COMMUNICATIONS, LTD.

                           By:  /s/ Jacob Z. Schuster
                                --------------------------
                                Jacob Z. Schuster
                                Executive Vice President,
                                Chief Financial Officer,
                                Assistant Secretary and Treasurer