Form 10-Q
period 1998-03-31
RSL COMMUNICATIONS LTD
filed 1998-05-15
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                    Yes |X|  No |_|

As at April 30, 1998, the registrant had 13,765,840 of the Class A common stock, par value $0.00457 per share, and 28,455,081 of the Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements...............................................1

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................8

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings.................................................16

    Item 2. Change in Securities and Use of Proceeds..........................16

    Item 5. Other Information.................................................16

    Item 6. Exhibits and Reports on Form 8-K..................................17

Signatures....................................................................18

Exhibit Index.................................................................19

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           As of        As of
                                                         March 31,  December 31,
                                                           1998         1997
                                                           ----         ----
                                                       (unaudited)

Assets

Cash and Cash Equivalents                              $   564,026    $ 144,894
Accounts Receivable, Net                                    86,994       70,610
Marketable Securities - Available for Sale                   4,968       13,858
Prepaid Expenses and Other Current Assets                   33,861       16,073
Marketable Securities - Held to Maturity                    69,862       68,836
Property and Equipment                                     105,801       85,581
Less: Accumulated Depreciation                             (17,862)     (13,804)
Goodwill and Other Intangibles, Net                        241,552      214,983
Deposits and Other Assets                                   11,368        4,633
                                                       -----------    ---------

     Total Assets                                      $ 1,100,570    $ 605,664
                                                       ===========    =========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities                 $   176,975    $ 154,324
Short-term Debt                                              9,630        8,033
Long-term Debt                                              22,215       20,108
Senior Notes and Senior Discount Notes, Net                797,916      296,500
Other Liabilities - Noncurrent                               5,106           --
Shareholders' Equity                                        88,728      126,699
                                                       -----------    ---------

     Total Liabilities and Shareholders' Equity        $ 1,100,570    $ 605,664
                                                       ===========    =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for loss per share)
                                   (unaudited)

                                                           Three Months Ended

                                                           March 31,  March 31,
                                                           ---------  ---------
                                                              1998       1997
                                                              ----       ----

REVENUES ................................................  $ 131,635   $ 42,168
COST OF SERVICES ........................................    113,037     36,969
                                                           ---------   --------
GROSS PROFIT ............................................     18,598      5,199
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ............     35,635     13,812
DEPRECIATION AND AMORTIZATION ...........................      9,548      4,263
                                                           ---------   --------
LOSS FROM OPERATIONS ....................................    (26,585)   (12,876)
INTEREST INCOME .........................................      4,806      3,792
INTEREST EXPENSE ........................................    (14,464)    (9,431)
OTHER INCOME (EXPENSE)-NET ..............................         48       (255)
MINORITY INTEREST .......................................      1,083       (119)

INCOME TAXES ............................................       (222)      (258)
                                                           ---------   --------

NET LOSS ................................................  $ (35,334)  $(19,147)
                                                           =========   ========

LOSS PER SHARE OF COMMON STOCK ..........................  $  (0.85)   $  (1.82)

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                          1998          1997
                                                          ----          ----

Net loss ...........................................   $ (35,334)     $ (19,147)
Depreciation and amortization ......................       9,548          4,263
Working capital change and other ...................     (15,725)         2,026
                                                       ---------      ---------
    Net cash used in operations ....................     (41,511)       (12,858)
                                                       ---------      ---------

Acquisitions of subsidiaries .......................     (23,605)        (1,402)
Purchase of property and equipment .................     (18,337)        (2,936)
Proceeds from sales of marketable securities .......       8,889         16,099
Other ..............................................         610             --
                                                       ---------      ---------
    Net cash (used in) provided by investing
     activities ....................................     (32,443)        11,761
                                                       ---------      ---------

Proceeds from issuance of 1998 Notes ...............     499,045             --
Payment of offering cost ...........................      (5,417)            --
Proceeds from notes payable ........................       2,338             --
Payment of notes payable ...........................      (2,223)          (156)
Proceeds from issuance of Class A shares ...........         189             --
Other ..............................................        (520)          (208)
                                                       ---------      ---------
    Net cash provided by (used in) financing
     activities ....................................     493,412           (364)
                                                       ---------      ---------

Increase (decrease) in cash and cash
  equivalents ......................................     419,458         (1,461)
Effects of foreign currency on cash and cash
  equivalents ......................................        (326)          (696)
Cash and cash equivalents at beginning of period ...     144,894        104,068
                                                       ---------      ---------

Cash and cash equivalents at end of period .........   $ 564,026      $ 101,911
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest .............................   $     641      $      38
                                                       =========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Assets acquired under capital lease obligations ....   $   1,069      $   1,127
                                                       =========      =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of which these notes are part have been prepared by RSL Communications, Ltd. ("RSL") and RSL Communications PLC, a wholly owned subsidiary of RSL ("RSL PLC" and, together with RSL and their direct and indirect subsidiaries, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of RSL and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. PRIVATE PLACEMENT OF NOTES

On February 27, 1998, RSL PLC completed concurrent offerings (the "1998 U.S. Offerings") of $200.0 million principal amount of 9 1/8% Senior Notes due 2008 and $328.1 million principal amount at maturity ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008 (together, the "1998 U.S. Notes"). The 1998 U.S. Offerings generated gross proceeds to the Company of $400.0 million. On March 16, 1998, RSL PLC completed an offering (the "1998 DM Offering," and together with the 1998 U.S. Offerings, the "Offerings") of 182.0 million Deutsche Mark denominated 10% Senior Discount Notes due 2008 (the "1998 DM Notes," and together with the 1998 U.S. Notes, the "1998 Notes"). The 1998 DM Offering generated proceeds to the Company of $99.1 million. The 1998 Notes and the 12 1/4% Senior Notes due 2006 (the "1996 Notes") of RSL PLC are collectively referred to herein as the "Notes". The Notes are unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by RSL.

In connection with the Offerings, RSL PLC entered into Registration Rights Agreements for the benefit of the holders of the 1998 Notes (the "Registration Rights Agreements"), pursuant to which RSL PLC agreed to offer to exchange the 1998 Notes for substantially identical notes registered under the Securities Act. In May 1998, in accordance with the Registration Rights Agreements, RSL and RSL PLC offered for exchange the 1998 Notes for substantially identical notes registered under the Securities Act. The Company's Registration Statement on Form S-4 (Registration No.333-49857) filed with the Commission with respect to such offering was declared effective by the Commission on May 12, 1998.

3. WARRANT REGISTRATION

The Company has registered 1,152,715 shares of Class A Common Stock to be issued pursuant to the terms of the warrant agreement governing the Warrants (the "Warrant Registration") and 300,000 shares of Class A Common Stock to be sold by Bukfenc, Inc. a corporation wholly owned by Andrew Gaspar, former Vice Chairman of the Company, and members of his family (the "Selling Shareholder") (which necessarily assumes the conversion by the Selling Shareholder of an identical number of shares of Class B Common Stock). The Warrant Registration was required pursuant to a registration rights agreement entered into in connection with the private offering (the "1996 Units Offering") of 300,000 units (the "Units") each consisting of (i) $1,000 principal amount of 12 1/4% Senior Notes due 2006 and
(ii) one warrant to purchase

3.975 shares of Class A Common Stock of RSL (each a "Warrant").

4. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company adopted both of these Standards during the three month period ended March 31, 1998.

SFAS no 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive (loss) income for the three months ended March 31, 1998 and March 31, 1997 of ($3.8) million and $1.1 million, respectively, represented foreign currency translation adjustment. Accumulated other comprehensive (loss) gain included in the accompanying condensed consolidated balance sheet as of March 31, 1998 and March 31, 1997 was ($8.9) million and $40.5 million, respectively, consisting of the accumulated foreign currency translation adjustment.

5. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The average number of shares outstanding for the three month period ended March 31, 1997 has been presented retroactively to give effect to the Company's recapitalization in September 1997 and also reflects the conversion by certain shareholders of Class B common shares into Class A common shares in September 1997.

                                                          Three Months Ended
                                                       March 31,       March 31,
                                                       ---------       ---------
                                                         1998            1997
                                                         ----            ----
                                                            (in thousands)

Weighted average number of shares of common stock
  outstanding .....................................     41,777          10,541

Fully diluted income (loss) per share amounts are not presented because the inclusion of these amounts in the computation would be anti-dilutive. Fully diluted income (loss) per share amounts for the current period do not differ materially from primary earnings per share amounts.

6. ACQUISITIONS

In March 1998, RSL COM Australia Pty. Ltd., a subsidiary of the Company, acquired the customer base of First Direct Communications Pty, Limited and Link Telecommunications Pty Ltd., two switchless mobile telecommunications resellers, for approximately $18 million. The acquisition has been accounted for by the Purchase Method of Accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of acquisition and is being amortized using the straight-line method over fifteen years. The valuation of the acquired assets is preliminary and as a result, the allocation of the acquisition costs may change.

7. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of March 31, 1998 and December 31, 1997. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL has not presented separate financial statements and other disclosures concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the Notes. RSL's financial statements are, except for RSL's capitalization, Delta Three operations, Australian operations, Latin American operations, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                                                  As of              As of
                                                March 31,         December 31,
                                                   1998               1997
                                             ($ in thousands)   ($ in thousands)
                                             ----------------   ----------------

Current assets..............................    $ 647,571          $ 212,568

Non-current assets..........................      338,556            324,118

Current liabilities.........................      159,463            122,672

Non-current liabilities.....................      970,923            557,448

                                               Three Months       Three Months
                                                   ended             ended
                                                  March 31,         March 31,
                                                    1998              1997
                                              ($ in thousands)  ($ in thousands)
                                              ----------------  ----------------

Net revenue.................................      $ 109,446         $  42,168

Gross profit................................         16,021             5,199

Net loss....................................        (29,860)          (17,224)

8. SUBSEQUENT EVENTS

In April 1998, the Company entered into an agreement with CBS Corporation ("CBS") pursuant to which the Company agreed to acquire the business of Westinghouse Communications ("WestComm"), a division of CBS, for a cash purchase price of approximately $90.0 million (the "WestComm Acquisition"). WestComm provides both voice telephony and data services (including frame relay and TCP/IP networks) to a customer base consisting primarily of small to medium size businesses in the United States. WestComm operates six switches strategically located in the United States and employs approximately 280 people. The closing of the WestComm Acquisition, which is subject to the receipt of certain regulatory and other third party approvals, is expected to occur prior to the end of the second quarter of 1998.

In April 1998, the Company used approximately $101.0 million of the net proceeds from its initial public offering of shares of Class A Common Stock (the "Initial Public Offering") in 1997 to redeem (the "Equity Clawback") $90.0 million of the 1996 Notes at a premium of $11.0 million, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million of the net proceeds from the 1998 DM Offering to redeem (the "Buyback") $37.5 million of the 1996 Notes at a premium of $5.6 million, as permitted under the 1996 Indenture. The redemption premiums will be expensed in the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services to both carrier and commercial (including business and residential) accounts. These services include international long distance calling to over 200 countries, calling card, private line and value-added services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue generating operations in the United States, the United Kingdom, France, Germany, Sweden, Finland, the Netherlands, Belgium, Denmark, Italy, Austria, Spain, Switzerland, Luxembourg, Venezuela and Australia. The Company is in the process of commencing operations through its investments in majority owned entities in Mexico and Japan and through its 39% investment in a Portuguese telecommunications company. In 1996, approximately 66% of all international long distance telecommunications minutes originated in these markets. The Company plans to expand its operations and network into additional key markets which account for a significant portion of the world's remaining international traffic. The Company also provides Internet telephony services through its wholly-owned subsidiary, Delta Three, Inc. and its network of 16 Internet gateway servers located within key metropolitan areas in target countries.

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

U.S. Operations

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                          1998          1997
                                                          ----          ----
                                                             (unaudited)

                                                (in thousands, except percentage
                                                 of consolidated revenues)

Revenues ...........................................    $ 74,526      $ 26,560
Percentage of consolidated revenues ................        56.6%         63.0%
Cost of services ...................................      63,775        24,397
                                                        --------      --------
Gross profit .......................................      10,751         2,163
Selling, general and administrative expenses .......      11,134         4,914
Depreciation and amortization ......................       2,031         1,257
                                                        --------      --------
Loss from operations ...............................    $ (2,414)     $ (4,008)
                                                        ========      ========

Prior to 1997, the Company's revenues had been primarily derived from its operation within the United States. The Company's U.S. revenues result primarily from the sale of long distance voice services on a wholesale basis to other carriers, on a retail basis to commercial customers and on a bulk discount basis to distributors of prepaid calling cards. The Company has experienced, and expects to continue to experience, significant month to month changes in revenues generated by its carrier customers. The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. The Company has shifted its marketing focus in the United States to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers. The Company has derived increased revenues from its commercial and prepaid card customers, as it continues to reduce its reliance on wholesale carrier revenues.

European Operations

                                                           Three Months Ended
                                                        March 31,      March 31,
                                                          1998           1997
                                                          ----           ----
                                                             (unaudited)

                                                (in thousands, except percentage
                                                 of consolidated revenues)

Revenues ...........................................    $ 35,265      $ 15,608
Percentage of consolidated revenues ................        26.8%         37.0%
Cost of services ...................................      30,088        12,572
                                                        --------      --------
Gross profit .......................................       5,177         3,036
Selling, general and administrative expenses .......      18,168         7,429
Depreciation and amortization ......................       3,273         1,017
                                                        --------      --------
Loss from operations ...............................    $(16,264)     $ (5,410)
                                                        ========      ========

The Company commenced its European operations with the introduction of operations in the United Kingdom, Finland and Sweden in the second quarter of 1996. In addition, the Company acquired operations in France and Germany during the second quarter of 1996 and acquired operations in the Netherlands and Denmark in the fourth quarter of 1996. During 1997, the Company commenced or acquired operations in Belgium, Italy, Spain, Switzerland, Luxembourg, Austria, and, through its 39% investment, Portugal. Each of the countries in which the Company operates has experienced different levels of deregulation, resulting in various levels of competition and differing ranges of services which the Company is permitted to offer. The Company also believes that as it pursues its strategic growth strategy it will continue to encounter various degrees of start-up time.

Substantially all revenues from the Company's European operations are derived from commercial sales to end-users. Sales are targeted at small to medium-sized corporate customers, as well as to niche consumer markets (including selected ethnic communities). To reduce its credit risk to such niche consumer markets, the Company primarily offers prepaid products to its targeted consumers.

Asia and Pacific Rim Operations

The Company commenced its Asia and Pacific Rim Operations in the fourth quarter of 1996. Through an asset acquisition, the Company acquired a large customer base in Australia in the second quarter of 1997 and acquired additional operations in the fourth quarter of 1997. In the first quarter of 1998, the Company acquired the mobile telephony customer base from two switchless mobile telecommunications resellers in Australia. As a result, the Company's Australian operation has grown significantly and consists primarily of commercial customers. The Company offers its customers in Australia local services and domestic and international long distance services, in addition to prepaid cards to residential customers.

Effect of Deregulation on Revenues

The Company operates or will soon operate in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. Accordingly, the Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. It is anticipated that most European countries will deregulate various aspects of the telecommunications industry in 1998.

The other countries in which the Company operates or will soon operate also have experienced different levels of deregulation. As a result, the level of competition in each country varies. The Company believes that as it pursues its strategic growth strategy, the commencement of new operations will entail varying degrees of time and cost.

Cost of Services

The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over "RSL-NET," its integrated digital telecommunications network. The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. The Company expects that an increasing amount of its total operating costs will be fixed in the future, as the volume of the Company's calls carried over cable systems on which it holds indefeasible rights of use ("IRUs"), minimum investment units ("MIUs") and using point-to-point fixed cost leases increases. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its local operations of the Company in each country (the "Local Operations") in Europe and the United States utilizing lines leased on a fixed cost point-to-point basis and over MIUs and IRUs. To the extent traffic can be transported between two local operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. By integrating its operations in this manner, the Company expects to continue to improve its gross margins. Accordingly, variable costs will continue to be a majority of the Company's cost of services for the foreseeable future.

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

Effect of Deregulation on Costs of Services

The Company's current cost structure varies from country to country as a result of the different level of regulatory policies in place in each country. In general, the Company's cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated. In countries that are not substantially deregulated, the Company's access to the local exchange network is subject to more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying traffic originating within a country and terminating in the same country or in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Deregulation in countries in which the Company operates is expected to permit the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that as a result of deregulation, its cost structure will improve. Deregulation is also expected to permit the Company to terminate international inbound traffic in a country which the Company believes will result in an improved cost structure for the Company as a whole. However, the foregoing is a forward looking statement and there can be no assurance that deregulation will proceed as expected or lower the Company's cost of services.

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

The Company has grown and intends to continue to grow by establishing operations in countries that are in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of the Company's operations is in a different stage of development. The early stages of development of a new operation involve substantial start-up costs in advance of revenues. Upon the commencement of such operations, the Company generally incurs additional fixed costs to facilitate growth. The Company expects that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, the Company's consolidated results of operations will vary depending on the timing and speed of the Company's expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of the more established Local Operations.

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

The Company recorded a foreign currency translation adjustment of $2.8 million for the three months ended March 31, 1998. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

Results Of Operations For The Three Months Ended March 31, 1998 Compared To The Three Months Ended March 31, 1997

      Revenues. Revenues increased to $131.6 million for the three months ended March 31, 1998 compared to $42.2 million for the three months ended March 31, 1997, an increase of 212%. This increase is due primarily to an increase in the Company's U.S. revenues from $26.6 million for the three months ended March 31, 1997 to $74.5 million for the same period this year and the Company's European revenues, which increased from $15.6 million for the three months ended March 31, 1997 to $35.3 million for the same period this year. The Company has revenue generating operations in the United States, 14 European countries, Venezuela and Australia during the first quarter of 1998. The increase in the Company's U.S. revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer base. Revenue from the Company's European operations increased as a result of the increased traffic volume from existing customers, as a result of increases in sales of prepaid calling cards and through acquisitions. Revenues from the Company's Australian operations totaled $21.7 million for the three months ended March 31, 1998. The Company's Australian operations had no revenues in the first quarter of 1997.

      Cost of Services. Cost of services increased to $113.0 million for the three months ended March 31, 1998 from $37.0 million for the three months ended March 31, 1997, an increase of 206%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 85.9% for the three months ended March 31, 1998 from 87.7% for the three months ended March 31, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the improvement in the Company's U.S. operations' costs of services which represent 56.4% of the Company's total cost of services. The Company will continue to purchase additional capacity as soon as practicable, if regulations permit, in each of the Company's respective country of operation, on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs.

      Gross Margins. The Company's consolidated gross margins increased to 14.1% for the three months ended March 31, 1998 from 12.3% for the three months ended March 31, 1997 primarily due to significant improvement in the Company's U.S. operations as a result of lower termination rates to the Company's most highly trafficked destinations and the higher profitability contribution from it's small and medium sized customer base. Gross margins for the Company's U.S. operations increased to 14.4% for the first quarter of 1998 from 8.1% for the first quarter of 1997. Gross margins for the Company's European operations decreased to 14.7% for the first quarter of 1998 from 19.5% for the first quarter of 1997. This reduction in gross margins is primarily attributed to increased traffic in the Company's operations in Germany and France which, because of the status of deregulation in such countries, resulted in higher costs producing significantly lower gross margins than the majority of the Company's other European operations.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended March 31, 1998 increased by $21.8 million, or 158%, to $35.6 million from $13.8 million for the three months ended March 31, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations and the hiring of new personnel in Europe and Australia. Due to a greater proportion of start-up and expansion costs in Europe, the Company's European operations generated $18.2 million or 51.0% of the Company's consolidated SG&A, although such operations accounted for only 26.8% of the Company's total revenues. SG&A expense as a percentage of revenues will continue to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 124% to $9.5 million for the three months ended March 31, 1998 from $4.3 million for the three months ended March 31, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $4.8 million for the three months ended March 31, 1998 from $3.8 million for the three months ended March 31, 1997, primarily as a result of interest earned on the proceeds of the 1998 Notes.

      Interest Expense. Interest expense increased to $14.5 million for the three months ended March 31, 1998 from $9.4 million for the three months ended March 31, 1997, primarily as a result of interest related to the 1998 Notes.

      Net Loss. Net loss increased to $35.3 million for the three months ended March 31, 1998, as compared to net loss of $19.1 million for the three months ended March 31, 1997 due to the factors described above.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses, due in large part to the start-up and development of the Company's operations and the development of the Company's telecommunications network infrastructure. The Company expects that such net losses will increase as the Company implements its growth strategy in 1998. Historically, the Company has funded its operating losses and capital expenditures through capital contributions, borrowings, the Company's Initial Public Offering and the Notes.

Cash used in operating activities for the three months ended March 31, 1998 totaled $41.5 million compared with $12.9 million for the same period in 1997. Capital expenditures for the three months ended March 31, 1998 were $19.4 million compared with $4.1 million for the comparable period in 1997. These capital expenditures are principally for switches and related telecommunications equipment. Funds expended for acquisitions were $23.6 million during the three months ended March 31, 1998 compared with $1.4 million for the three months ended March 31, 1997.

In connection with the issuance of the 1996 Notes by RSL PLC, the Company was required to purchase and maintain marketable securities, which are held by the trustee under the Indenture governing the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such restricted marketable securities was approximately $70.0 million at March 31, 1998.

On February 27, 1998, RSL PLC consummated concurrent offerings of $200 million
9 1/8% Senior Notes due 2008 and $328.1 million ($200 million initial accreted value) 10 1/8% Senior Discount Notes due 2008. The two offerings generated gross proceeds to the Company of $400.0 million.

On March 16, 1998, RSL PLC consummated an offering of DM 296.0 million (approximately $99.1 million initial accreted value) 10% Senior Discount Notes due 2008. In April 1998, the Company through the Equity Clawback and Buyback redeemed $90.0 million and $37.5 million of the 1996 Notes, respectively, at a premium of $11.0 million and $5.6 million, respectively, as permitted under the 1996 Indenture.

The Indentures governing the Notes contain certain restrictive covenants which impose limitations on the Company and certain of its subsidiaries' ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

The Company's indebtedness was approximately $806.9 million at March 31, 1998 of which $801.3 million represents long-term debt and $5.6 million represents short-term debt. Substantially all such indebtedness is attributable to the Offerings.

The Company has a $7.5 million revolving credit facility with a bank (the "Revolving Credit Facility"). The Company was not utilizing this facility at March 31, 1998 and the full amount of such facility was available. The Revolving Credit Facility is payable on demand or is otherwise due and payable by the Company on June 30, 1998.

The Company through one of its subsidiaries has a $10.0 million revolving credit facility. There was $4.8 million outstanding under this facility at March 31, 1998. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum.

One of the Company's primary equipment vendors has provided to the Company $50.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At March 31, 1998, approximately $29.0 million was available under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

The Company's 1998 planned network facilities expansion is comprised primarily of both international gateway and domestic switches and is projected to require approximately a total of $15.0 million of the currently available $29.0 million under the Company's vendor financing facility.

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

The Company believes that the net proceeds from the 1998 U.S. Offerings and the 1998 DM Offering, the 1996 Unit Offering, together with the available borrowings under the Revolving Credit Facility, vendor financing and short-term lines of credit and overdraft facilities from local banks, should be sufficient to fund the Company's planned expansion of its existing operations and operating losses for approximately 12 to 20 months. If the Company's plans or assumptions change or prove to be inaccurate, if the Company consummates acquisitions in addition to those currently contemplated, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the U.S. Dollar Notes Offerings and the 1998 DM Offering, and the 1996 Units Offering, together with the proceeds of the Revolving Credit Facility and such vendor financing otherwise prove to be insufficient, the Company may be required to seek additional capital.

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

The Company is upgrading its computer system in an effort to prevent major system failures which could result upon the transition from 1999 to the year 2000. There can be no assurance that any such upgrades will be successfully implemented or that additional steps will not be necessary. The Company anticipates that it will be fully Year 2000 compliant by the end of 1999; however a failure of the Company's computer system or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business and financial position or results of operations. The Company currently estimates that the cost to become Year 2000 compliant is approximately $3.0 million. Costs associated with software modification are expensed by the Company when incurred.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company adopted both of these Standards during the three month period ended March 31, 1998.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the Company's legal proceedings during the quarter ended March 31, 1998. For information with respect to the Company's legal proceedings see the Company's Form 10-K for the year ended December 31, 1997.

Item 2. Change in Securities and Use of Proceeds

In October 1997, the Company sold 8,280,000 shares of Class A Common Stock in an initial public offering of shares of Class A Common Stock (the "Initial Public Offering"). The shares of Class A Common Stock sold in the Initial Public Offering were offered both in the United States and internationally. The Company's Registration Statement on Form S-1 (File No. 333-34281) filed with the Commission with respect to the Initial Public Offering was declared effective by the Commission on September 30, 1997. The aggregate net proceeds of the Initial Public Offering, after deducting underwriting discounts and commissions and expenses, were approximately $167.5 million. On April 3, 1998, the Company used approximately $101.0 million of the net proceeds of the Initial Public Offering to redeem $90 million of the 1996 Notes, as permitted under the 1996 Indenture.

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

Item 6. Exhibits and Reports on Form 8-K

        Exhibits:

                  27.1     Financial Data Schedule

        Reports on Form 8-K:

                  On February 19, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with the 1998 U.S. Offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RSL COMMUNICATIONS, LTD.


Date:  May 15, 1998                   By /s/  Mark Hirschhorn
                                        --------------------------
                                        Name: Mark Hirschhorn
                                        Title: Vice President Finance-Global
                                               Controller (Authorized Officer
                                               and Chief Accounting Officer)

                                  Exhibit Index

27.1  Financial Data Schedule