Form 10-Q/A
period 1998-03-31
RSL COMMUNICATIONS LTD
filed 1998-05-15
CIK 1036297

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

Preliminary Note: A preliminary version of the Registrant's Quarterly Report on Form 10/Q for the three months ended March 31, 1998 was inadvertently filed electronically and contains certain typographical errors. This Form 10Q/A is being filed to amend and restate the Form 10/Q in its entirety and to correct those errors.

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

SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive (loss) income for the three months ended March 31, 1998 and March 31, 1997 of ($3.8) million and $1.1 million, respectively, represented foreign currency translation adjustment. Accumulated other comprehensive (loss) gain included in the accompanying condensed consolidated balance sheet as of March 31, 1998 and March 31, 1997 was ($8.9) million and $0.5 million, respectively, consisting of the accumulated foreign currency translation adjustment.

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

In April 1998, the Company used approximately $101.0 million of the net proceeds from its initial public offering of shares of Class A Common Stock (the "Initial Public Offering") in 1997 to redeem (the "Equity Clawback") $90.0 million of the 1996 Notes at a premium of $11.0 million, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million to redeem (the "Buyback") $37.5 million of the 1996 Notes at a premium of $5.6 million, as permitted under the 1996 Indenture. The redemption premiums will be expensed in the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services to both carrier and commercial (including business and residential) accounts. These services include international long distance calling to over 200 countries, calling card, private line and value-added services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue generating operations in the United States, the United Kingdom, France, Germany, Sweden, Finland, the Netherlands, Belgium, Denmark, Italy, Austria, Spain, Switzerland, Luxembourg, Venezuela and Australia. The Company is in the process of commencing operations through its investments in majority owned entities in Mexico and Japan and through its 39% investment in a Portuguese telecommunications company. In 1996, approximately 66% of all international long distance telecommunications minutes originated in these markets. The Company plans to expand its operations and network into additional key markets which account for a significant portion of the world's remaining international traffic. The Company also provides Internet telephony services through its wholly-owned subsidiary, Delta Three, Inc. and its network of Internet gateway servers located within key metropolitan areas in target countries.

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

Asia and Pacific Rim Operations

The Company commenced revenue producing operations in its Australian entity with the acquisition of a customer base in Australia in the second quarter of 1997. The Company's Australian entity also acquired additional operations in the fourth quarter of 1997. In the first quarter of 1998, the Company acquired the customer bases from two switchless mobile telecommunications resellers in Australia. The Company offers its customers in Australia local services and domestic and international long distance services, in addition to prepaid cards to residential customers.

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

Results Of Operations For The Three Months Ended March 31, 1998 Compared To The Three Months Ended March 31, 1997

      Revenues. Revenues increased to $131.6 million for the three months ended March 31, 1998 compared to $42.2 million for the three months ended March 31, 1997, an increase of 212%. This increase is due primarily to an increase in the Company's U.S. revenues from $26.6 million for the three months ended March 31, 1997 to $74.5 million for the same period this year and the Company's European revenues, which increased from $15.6 million for the three months ended March 31, 1997 to $35.3 million for the same period this year. The Company had revenue generating operations in the United States, 14 European countries, Venezuela and Australia during the first quarter of 1998. The increase in the Company's U.S. revenues was primarily due to both increased traffic volume from existing customers and significant increases in the Company's U.S. commercial customer base. Revenue from the Company's European operations increased as a result of the increased traffic volume from existing customers, increased sales of prepaid calling cards and through acquisitions. Revenues from the Company's Australian operations totaled $21.7 million for the three months ended March 31, 1998. The Company's Australian operations had no revenues in the first quarter of 1997.

      Cost of Services. Cost of services increased to $113.0 million for the three months ended March 31, 1998 from $37.0 million for the three months ended March 31, 1997, an increase of 206%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 85.9% for the three months ended March 31, 1998 from 87.7% for the three months ended March 31, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the improvement in the Company's U.S. operations' costs of services which represent 56.4% of the Company's total cost of services. The Company will continue to purchase additional capacity as soon as practicable, if regulations permit, in each of the Company's respective countries' of operation, on routes on which it has experienced, or anticipates experiencing, overflow traffic, in order to reduce costs.

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

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended March 31, 1998 increased by $21.8 million, or 158%, to $35.6 million from $13.8 million for the three months ended March 31, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations and the hiring of new personnel in Europe and Australia. Due to a greater proportion of start-up and expansion costs in Europe, the Company's European operations generated $18.2 million or 51.0% of the Company's consolidated SG&A, although such operations accounted for only 26.8% of the Company's total revenues. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

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

The Company believes that the net proceeds from the 1998 U.S. Offerings and the 1998 DM Offering, together with the available borrowings under the Revolving Credit Facility, vendor financing and short-term lines of credit and overdraft facilities from local banks, should be sufficient to fund the Company's planned expansion of its existing operations and operating losses for approximately 12 to 20 months. If the Company's plans or assumptions change or prove to be inaccurate, if the Company consummates acquisitions in addition to those currently contemplated, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the U.S. Dollar Notes Offerings and the 1998 DM Offering, together with the proceeds of the Revolving Credit Facility and such vendor financing otherwise prove to be insufficient, the Company may be required to seek additional capital.

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

        Exhibits:

                  27.1     Financial Data Schedule

        Reports on Form 8-K:

                  On February 19, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with the 1998 U.S. Offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

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