Form 10-Q
period 1998-06-30
RSL COMMUNICATIONS LTD
filed 1998-08-14
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                Yes |X|     No |_|

As at July 31, 1998, the registrant had 17,343,599 of the Class A common stock, par value $0.00457 per share, and 26,899,795 of the Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements..............................................1

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................8

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings................................................19

    Item 2.  Change in Securities and Use of Proceeds.........................19

    Item 4.  Submission of Matters to a Vote of Security Holders..............20

    Item 5.  Other Information................................................20

    Item 6.  Exhibits and Reports on Form 8-K.................................20

Signatures....................................................................22

Exhibit Index.................................................................23

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          As of        As of
                                                         June 30,   December 31,
                                                          1998          1997
                                                          ----          ----
                                                       (unaudited)
Assets

Cash and Cash Equivalents                               $ 319,613     $ 144,894
Accounts Receivable, Net                                  100,602        70,610
Marketable Securities - Available for Sale                     --        13,858
Prepaid Expenses and Other Current Assets                  48,060        16,073
Marketable Securities - Held to Maturity                   51,885        68,836
Property and Equipment                                    134,711        85,581
Less: Accumulated Depreciation                            (23,035)      (13,804)
Goodwill and Other Intangibles, Net                       293,579       214,983
Deposits and Other Assets                                  59,973         4,633
                                                        ---------     ---------

     Total Assets                                       $ 985,388     $ 605,664
                                                        =========     =========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities                  $ 185,964     $ 154,324
Short-term Debt                                            12,917         8,033
Long-term Debt                                             21,461        20,108
Senior Notes and Senior Discount Notes, Net               680,997       296,500
Other Liabilities - Noncurrent                             52,650          --
Other Shareholders' Capital                               276,648       274,638
Accumulated Deficit                                      (245,249)     (147,939)
                                                        ---------     ---------

     Total Liabilities and Shareholders' Equity         $ 985,388     $ 605,664
                                                        =========     =========


            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except for loss per share)

                                                                 Three Months Ended               Six Months Ended
                                                               June 30,        June 30,        June 30,        June 30,
                                                               --------        --------        --------        --------
                                                                1998             1997            1998            1997
REVENUES ...............................................      $ 166,567       $  67,193       $ 298,202       $ 109,361
COST OF SERVICES .......................................       (138,828)        (59,828)       (251,865)        (96,797)
                                                              ---------       ---------       ---------       ---------
GROSS PROFIT ...........................................         27,739           7,365          46,337          12,564
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...........        (44,182)        (24,401)        (79,817)        (38,213)
DEPRECIATION AND AMORTIZATION ..........................        (11,576)         (4,697)        (21,124)         (8,960)
                                                              ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS ...................................        (28,019)        (21,733)        (54,604)        (34,609)
INTEREST INCOME ........................................          6,028           3,332          10,834           7,124
INTEREST EXPENSE .......................................        (18,866)         (9,822)        (33,330)        (19,252)
OTHER INCOME (EXPENSE)-NET .............................         (1,552)          6,862          (1,504)          6,606
MINORITY INTEREST ......................................          1,645            (110)          2,728            (229)
INCOME TAXES ...........................................           (412)            (99)           (634)           (357)
                                                              ---------       ---------       ---------       ---------
NET LOSS BEFORE EXTRAORDINARY ITEM .....................        (41,176)        (21,570)        (76,510)        (40,717)
EXTRAORDINARY ITEM .....................................        (20,800)             --         (20,800)             --
                                                              ---------       ---------       ---------       ---------
NET LOSS AFTER EXTRAORDINARY ITEM ......................      $ (61,976)      $ (21,570)      $ (97,310)      $ (40,717)
                                                              =========       =========       =========       =========
LOSS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY
   ITEM ................................................      $   (0.97)      $   (1.90)      $   (1.82)      $   (3.72)
LOSS PER SHARE OF COMMON STOCK AFTER
   EXTRAORDINARY ITEM ..................................      $   (1.47)      $   (1.90)      $   (2.32)      $   (3.72)


            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     1998            1997
                                                                     ----            ----
Net loss ...................................................      $ (97,310)      $ (40,717)
Depreciation and amortization ..............................         21,124           8,960
Working capital change and other ...........................        (32,019)        (13,490)
                                                                  ---------       ---------
     Net cash used in operations ...........................       (108,205)        (45,247)
                                                                  ---------       ---------

Acquisitions of subsidiaries ...............................        (81,375)         (5,455)
Purchase of property and equipment .........................        (37,098)         (7,511)
Proceeds from sales of marketable securities ...............         13,858          17,031
Proceeds from restricted securities ........................         18,750          22,665
Other ......................................................            729             132
                                                                  ---------       ---------
     Net cash (used in) provided by investing activities ...        (85,136)         26,862
                                                                  ---------       ---------

Proceeds from issuance of 1998 Notes .......................        499,045              --
Payment of offering cost ...................................         (5,647)             --
Retirement of 1996 Notes ...................................       (127,493)             --
Proceeds from notes payable ................................          4,094              --
Payment of notes payable ...................................             --          (1,987)
Proceeds from issuance of Class A shares ...................            281              --
Other ......................................................         (1,709)           (820)
                                                                  ---------       ---------
     Net cash provided by (used in) financing activities ...        368,571          (2,807)
                                                                  ---------       ---------

Increase (decrease) in cash and cash equivalents ...........        175,230         (21,192)
Effects of foreign currency on cash and cash equivalents ...           (511)           (884)
Cash and cash equivalents at beginning of period ...........        144,894         104,068
                                                                  ---------       ---------

Cash and cash equivalents at end of period .................      $ 319,613       $  81,992
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest .....................................      $  17,356       $  23,089
                                                                  =========       =========

SUPPLEMENTAL SCHEDULE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Class A Common Stock ...........................      $   8,712       $  32,582
                                                                  =========       =========
Assets acquired under capital lease obligations ............      $   4,703       $   6,359
                                                                  =========       =========
Acquisition of distribution rights .........................      $  44,000       $      --
                                                                  =========       =========


            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


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

2. PRIVATE PLACEMENT OF NOTES AND EXCHANGE OFFER AND EXTRAORDINARY ITEM

On February 27, 1998, RSL PLC completed concurrent offerings (the "1998 U.S. Offerings") of $200.0 million principal amount of 9 1/8% Senior Notes due 2008 and $328.1 million principal amount at maturity ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008 (together, the "1998 U.S. Notes"). The 1998 U.S. Offerings generated gross proceeds to the Company of $400.0 million. On March 16, 1998, RSL PLC completed an offering (the "1998 DM Offering," and together with the 1998 U.S. Offerings, the "Offerings") of 182.0 million Deutsche Mark denominated 10% Senior Discount Notes due 2008 (the "1998 DM Notes," and together with the 1998 U.S. Notes, the "1998 Notes"). The 1998 DM Offering generated proceeds to the Company of $99.0 million. The 1998 Notes and the 12 1/4% Senior Notes due 2006 (the "1996 Notes") of RSL PLC are collectively referred to herein as the "Notes". The Notes are unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by RSL.

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

In April 1998, the Company used approximately $101.0 million of the net proceeds from its initial public offering of shares of Class A Common Stock (the "Initial Public Offering") in 1997 to redeem (the "Equity Clawback") $90.0 million of the 1996 Notes at a premium of $11.0 million, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million to redeem (the "Buyback") $37.5 million of the 1996 Notes at a premium of $5.6 million, as permitted under the 1996 Indenture. The redemption premiums, and part of the discount and offering cost were expensed in the amount of $20.8 million in the second quarter of 1998 as an extraordinary item.

3. REGISTRATION OF SHARES

In March 1998, the Company registered 1,152,715 shares of Class A Common Stock to be issued pursuant to the terms of a warrant agreement governing the Warrants (the "Warrant Registration") and 300,000 shares of Class A Common Stock to be sold by Bukfenc, Inc. a corporation wholly owned by Andrew Gaspar, former Vice Chairman of the Company, and members of his family (the "Selling Shareholder") (which necessarily assumes the conversion by the Selling Shareholder of an identical number of shares of Class B Common Stock). The Warrant Registration was required pursuant to a registration rights agreement entered into in connection with the private offering (the "1996 Units Offering") of 300,000 units (the "Units") each consisting of (i) $1,000 principal amount of 12 1/4% Senior Notes due 2006 and (ii) one warrant to purchase 3.975 shares of Class A Common Stock of RSL (each a "Warrant").

4. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the six month period ended June 30, 1998. The Company has determined to present the data on a geographical basis for SFAS No. 131.

SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive loss for the six months ended June 30, 1998 and June 30, 1997 of $7.0 million and $0.5 million, respectively, represented foreign currency translation adjustment. Accumulated other comprehensive loss included in the accompanying condensed consolidated balance sheet as of June 30, 1998 and June 30, 1997 was $12.3 million and $1.1 million, respectively, consisting of the accumulated foreign currency translation adjustment.

5. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The average number of shares outstanding for the three and six month periods ended June 30, 1997 have been presented retroactively to give effect to the Company's recapitalization in September 1997 and also reflects the conversion by certain shareholders of Class B common shares into Class A common shares in September 1997.

                                                        Three Months Ended      Six Months Ended
                                                      June 30,    June 30,    June 30,    June 30,
                                                      --------    --------    --------    --------
                                                        1998        1997        1998        1997
                                                        ----        ----        ----        ----
                                                                     (in thousands)
Weighted average number of shares of common stock
 outstanding ....................................      42,295      11,378      42,021      10,957

Fully diluted income (loss) per share amounts are not presented because the inclusion of these amounts would be anti-dilutive. Fully diluted income (loss) per share amounts for the current period do not differ materially from basic earnings per share amounts.

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

In April 1998, the Company entered into an agreement with CBS Corporation ("CBS") pursuant to which the Company agreed to acquire the business of Westinghouse Communications ("WestComm"), a division of CBS, for a cash purchase price of approximately $90.0 million (the "WestComm Acquisition") plus the assumption of certain liabilities. WestComm provides both voice telephony and data services (including frame relay and TCP/IP networks) to a customer base consisting primarily of small to medium size businesses in the United States. WestComm operates six switches strategically located in the United States and employs approximately 280 people. The transaction closed in July 1998.

In May 1998, the Company acquired a 27.19% economic interest in Telegate AG, a directory information provider in Germany, for approximately $33.6 million. The purchase price was included in the calculation of "Deposits and Other Assets" on the Condensed Consolidated Balance Sheets.

In June 1998, RSL COM Europe, Ltd. ("RSL COM Europe"), a subsidiary of the Company, entered into an agreement (the "Metro Agreement") with Metro Holding AG ("Metro Holding"), a German wholesale and retail management holding company, pursuant to which Metro Holding's appropriate subsidiaries agreed to promote, market, sell and distribute the Company's services through Metro Holding's wholesale and retail operations in Europe. Metro Holding received a 12.5 percent interest in the equity of RSL COM Europe and the option to acquire up to an additional 7.5 percent of RSL COM Europe (the "Additional Option").

In June 1998, the Company agreed to acquire Motorola Telecom, a division of Motorola's European Cellular Subscriber Group, for $75 million in cash and assumption of working capital deficit of approximately $25 million. Motorola Telecom is a provider of cellular airtime services and related products in Europe with operations in the United Kingdom, France, Germany and Belgium. The acquisition is subject to receipt of various third party and work council approvals.

The valuation of the above acquired assets is preliminary and as a result, the allocation of the acquisition costs may change, including goodwill.

7. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of June 30, 1998 and as of December 31, 1997. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL has not presented separate financial statements and other related disclosure concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the Notes. RSL's financial statements are, except for RSL's capitalization, Delta Three operations, Australian operations, Latin American operations, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                                               As of                As of
                                              June 30,           December 31,
                                               1998                 1997
                                               ----                 ----
                                                     (in thousands)

Current Assets .......................       $ 429,298            $ 212,568

Non-current Assets ...................         430,994              324,118

Current Liabilities ..................         172,263              122,672

Non-current Liabilities ..............         895,395              557,448


                                             Six Months           Six Months
                                               ended                ended
                                              June 30,             June 30,
                                               1998                 1997
                                               ----                 ----
                                                     (in thousands)

Net Revenue ..........................       $ 242,909            $ 102,175

Gross Profit .........................          36,948               11,995

Net Loss .............................         (86,802)             (33,738)


8. SUBSEQUENT EVENTS

In July 1998, RSL COM Europe and Metro Holding, entered into an amended and restated share subscription, share option and shareholders agreement and a related exchange agreement, pursuant to which, among other things, Metro Holding converted all of its shares in RSL COM Europe into newly issued shares of the Class A Common Stock of the Company. Accordingly, the Company issued Metro Holding 1,607,142 shares (the "RSL Shares") of RSL's Class A Common Stock, par value $0.00457 per share, in exchange for 142,857 common shares of RSL Europe and, the Additional Option granted pursuant to the Metro Agreement was cancelled. All of the RSL Shares acquired by Metro Holding are restricted from transfer until April 1, 2001.

In July 1998, the Company agreed to acquire Westel Telecommunications, Ltd. ("Westel"), a Canadian facilities based telecommunications company, from British Columbia Railway Company, for approximately $38 million. In connection with the transaction, the Company, together with Michael Kedar, formed MK Telecom Network, Inc., a Canadian corporation, which will control the transmission facilities owned by Westel in order to comply with Canadian regulatory restrictions. The transaction closed in August 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a rapidly growing multinational telecommunications company which provides a broad array of international and domestic telephone services to both carrier and commercial (including business and residential) accounts. These services include international long distance calling to over 200 countries, calling card, private line and value-added services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue generating operations in the United States, the United Kingdom, France, Germany, Sweden, Finland, the Netherlands, Belgium, Denmark, Italy, Austria, Spain, Switzerland, Luxembourg, Venezuela and Australia. The Company will begin generating revenues in Canada in the third quarter of 1998 and the Company is in the process of commencing operations through its investments in majority owned entities in Mexico and Japan and through its 39% investment in a Portuguese telecommunications company. In 1996, approximately 70% of all international long distance telecommunications minutes originated in these markets. The Company plans to expand its operations and network into additional key markets which account for a significant portion of the world's remaining international traffic. The Company also provides Internet telephony services through its wholly-owned subsidiary, Delta Three, Inc. and its network of Internet gateway servers located within key metropolitan areas in target countries.

Revenues

The Company provides both domestic and international long distance services and derives its revenues principally from the provision of international long distance voice telecommunication services. Revenues are derived from the number of minutes of use (or fractions thereof) billed by the Company ("revenue minutes") and are recorded upon completion of calls. The Company also derives revenues from prepaid calling cards. These revenues are recognized at the time of usage or upon expiration of the card. The Company maintains local market pricing structures for its services and generally prices its services at a discount to the prices charged by the local government-owned post, telegraph and telephone monopolies ("PTTs") and major carriers. The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets as a result of increasing competition in telecommunications, which the Company expects will be offset by increased minute volumes and decreased operating costs per minute.

North American Operations

                                                            Three Months Ended                  Six Months Ended
                                                         June 30,         June 30,         June 30,         June 30,
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----
                                                                                (unaudited)
                                                         (in thousands, except percentage of consolidated revenues)
Revenues .........................................      $  85,417        $  43,329        $ 159,943        $  69,889
Percentage of consolidated revenues ..............           51.3%            64.5%            53.6%            63.9%
Cost of services .................................         72,452           39,531          136,227           63,928
                                                        ---------        ---------        ---------        ---------
Gross profit .....................................         12,965            3,798           23,716            5,961
Selling, general and administrative expenses .....         15,101            6,636           26,235           11,550
Depreciation and amortization ....................          1,877            1,323            3,908            2,580
                                                        ---------        ---------        ---------        ---------
Loss from operations .............................      $  (4,013)       $  (4,161)       $  (6,427)       $  (8,169)
                                                        =========        =========        =========        =========

Prior to 1997, the Company's revenues had been primarily derived from its operations within the United States. The Company's U.S. revenues result primarily from the sale of long distance voice services on a wholesale basis to other carriers, on a retail basis to commercial customers and on a bulk discount basis to distributors of prepaid calling cards. The Company has experienced, and expects to continue to experience, significant month to month changes in revenues generated by its carrier customers. The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. The Company has shifted its marketing focus in the United States to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers. As a result of the Company's acquisition of LDM Systems, Inc., ("LDM") in 1997, the Company has derived increased revenues from its commercial customers, as it continues to reduce its reliance on wholesale carrier revenues. The Company will also begin deriving revenues from its recent acquisition of operations in Canada.

European Operations

                                                            Three Months Ended                  Six Months Ended
                                                         June 30,         June 30,         June 30,         June 30,
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----
                                                                                (unaudited)
                                                         (in thousands, except percentage of consolidated revenues)
Revenues .........................................      $  48,686        $  16,678        $  83,951        $  32,286
Percentage of consolidated revenues ..............           29.2%            24.8%            28.2%            29.5%
Cost of services .................................         40,406           13,680           70.494           26,252
                                                        ---------        ---------        ---------        ---------
Gross profit .....................................          8,280            2,998           13,457            6,034
Selling, general and administrative expenses .....         19,832           13,178           38,000           20,607
Depreciation and amortization ....................          4,958            1,387            8,231            2,404
                                                        ---------        ---------        ---------        ---------
Loss from operations .............................      $ (16,510)       $ (11,567)       $ (32,774)       $ (16,977)
                                                        =========        =========        =========        =========

The Company commenced European operations with the introduction of operations in the United Kingdom, Finland and Sweden in the second quarter of 1996. In addition, the Company acquired operations in France and Germany during the second quarter of 1996 and acquired operations in the Netherlands in the fourth quarter of 1996. During 1997, the Company commenced or acquired operations in Belgium, Italy, Spain, Switzerland, Luxembourg, Austria and, through its 39% investment, Portugal.

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

Asia and Pacific Rim Operations

                                                            Three Months Ended                  Six Months Ended
                                                         June 30,         June 30,         June 30,         June 30,
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----
                                                                                (unaudited)
                                                         (in thousands, except percentage of consolidated revenues)
Revenues .........................................      $  32,365        $   7,186        $  54,063        $   7,186
Percentage of consolidated revenues ..............           19.4%            10.7%            18.1%             6.6%
Cost of services .................................         25,871            6,616           44,912            6,616
                                                        ---------        ---------        ---------        ---------
Gross profit .....................................          6,494              570            9,151              570
Selling, general and administrative expenses .....          6,585            1,057           10,787            1,370
Depreciation and amortization ....................          1,211              110            2,243              125
                                                        ---------        ---------        ---------        ---------
Loss from operations .............................      $  (1,302)       $    (597)       $  (3,879)       $    (925)
                                                        =========        =========        =========        =========

The Company commenced revenue producing operations in its Asian and Pacific Rim operations through its Australian entity with the acquisition of a customer base in Australia in the second quarter of 1997. The Company's Australian entity also acquired additional operations in the fourth quarter of 1997. In the first quarter of 1998, the Company acquired the customer bases of two switchless mobile telecommunications resellers in Australia. The Company offers its customers in Australia local services, mobile and domestic and international long distance services.

Effect of Deregulation on Revenues

The Company operates or will soon operate in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. Accordingly, the Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. It is anticipated that most European countries will deregulate various aspects of the telecommunications industry during 1998 and 1999.

The other countries in which the company operates or will soon operate also have experienced different levels of deregulation. As a result, the level of competition in each country varies. The Company believes that as it pursues its strategic growth strategy, the commencement of new operations will entail varying degrees of time and cost.

Cost of Services

The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over the Company's network ("RSL-NET"). The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. The Company expects that an increasing amount of its total operating costs will be fixed in the future, as the volume of the Company's calls carried over its indefeasible rights of use ("IRUs"), minimum investment units ("MIUs) and point-to-point fixed cost leases increases. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its local operators in Europe and the United states utilizing lines leased on a fixed cost point over MIUs and IRUs. To the extent traffic can be transported between two local operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. Accordingly, variable costs will continue to be a majority of the Company's cost of services for the foreseeable future. The Company's cost of transport and termination will decrease to the extent that it is able to bypass the settlement rates associated with the transport of international traffic. By integrating its operations in this manner, the Company expects to continue to improve its gross margins.

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

The Company has grown and intends to continue to grow by establishing operations in countries that are in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of the Company's operations is in a different stage of development. The early stages of development of a new operation involve substantial start-up costs in advance of revenues. Upon the commencement of such operations, the Company generally incurs additional fixed costs to facilitate growth. The Company expects that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, the Company's consolidated results of operations will vary depending on the timing and speed of the Company's expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of the Company's more established local operators.

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

The Company recorded a foreign currency translation adjustment of $4.2 million and $7.0 million for the three months and six months ended June 30, 1998, respectively. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

Results Of Operations For The Three Months Ended June 30, 1998 Compared To The Three Months Ended June 30, 1997

      Revenues. Revenues increased to $166.6 million for the three months ended June 30, 1998 compared to $67.2 million for the three months ended June 30, 1997, an increase of 148%. This increase is due primarily to an increase in the Company's U.S. revenues from $43.3 million for the three months ended June 30, 1997 to $85.4 million for the same period this year and the Company's European revenues, which increased from $16.7 million for the three months ended June 30, 1997 to $48.7 million for the same period this year. The Company had revenue generating operations in the United States, 13 European countries, Venezuela and Australia during the second quarter of 1998. The increase in the Company's U.S. revenues was primarily due to increased traffic volume from existing customers, the LDM acquisition, significant increases in the Company's U.S. commercial customer base, and increased sales of prepaid cards. Revenues from the Company's European operations increased as a result of the increased traffic volume from existing customers, increased sales of prepaid calling cards and through acquisitions. Revenues from the Company's Australian operations increased to $32.4 million for the three months ended June 30, 1998, compared with $7.2 million for the second quarter of 1997 primarily because of various acquisitions which had taken place throughout the period.

      Cost of Services. Cost of services increased to $138.8 million for the three months ended June 30, 1998 from $59.8 million for the three months ended June 30, 1997, an increase of 132%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 83.3% for the three months ended June 30, 1998 from 89.0% for the three months ended June 30, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the improvement in the Company's U.S. operations' costs of services which represented 52.2% of the Company's total cost of services in the period. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries' of operation, on routes on which it has experienced, or anticipates experiencing, overflow traffic.

      Gross Margins. The Company's consolidated gross margins increased to 16.7% for the three months ended June 30, 1998 from 11.0% for the three months ended June 30, 1997. The increase in gross margins was primarily a result of lower termination rates to the Company's most highly trafficked destinations and the higher profitability contribution from it's small and medium sized customer base in the Company's U.S. operations. Gross margins for the Company's U.S. operations increased to 15.2% for the second quarter of 1998 from 8.8% for the second quarter of 1997. Gross margins for the Company's European operations decreased to 17.0% for the second quarter of 1998 from 18.0% for the second quarter of 1997. This reduction in gross margins for the Company's European operations is primarily attributed to increased prepaid card sales which, because of the status of deregulation in Germany and France, have produced low and in certain cases negative gross margins for the Company's prepaid operations in Germany and France.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 1998 increased by $19.8 million, or 81%, to $44.2 million from $24.4 million for the three months ended June 30, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations and the hiring of new personnel in Europe and Australia. Due to a greater proportion of start-up and expansion costs in Europe, the Company's European operations generated $19.8 million or 44.9% of the Company's consolidated SG&A for the three month period ended June 30, 1998, although such operations accounted for only 29.2% of the Company's total revenues for such period. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 146% to $11.6 million for the three months ended June 30, 1998 from $4.7 million for the three months ended June 30, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $6.0 million for the three months ended June 30, 1998 from $3.3 million for the three months ended June 30, 1997, primarily as a result of interest earned on the proceeds of the 1998 Notes.

      Interest Expense. Interest expense increased to $18.9 million for the three months ended June 30, 1998 from $9.8 million for the three months ended June 30, 1997, primarily as a result of interest related to the 1998 Notes.

      Net Loss Before Extraordinary Item. Net loss before extraordinary item increased to $41.2 million for the three months ended June 30, 1998, as compared to net loss of $21.6 million for the three months ended June 30, 1997 due to the factors described above. An extraordinary item of $20.8 million for the three months ended June 30, 1998 represents primarily the premium paid to retire approximately $127 million of the original $300 million of the Company's 1996 Notes. The Company had no such expense in the second quarter of 1997.

Results Of Operations For The Six Months Ended June 30, 1998 Compared To The Six Months Ended June 30, 1997

      Revenues. Revenues increased to $298.2 million for the six months ended June 30, 1998 compared to $109.4 million for the six months ended June 30, 1997, an increase of 173%. This increase is due primarily to an increase in the Company's U.S. revenues from $69.9 million for the six months ended June 30, 1997 to $159.9 million for the same period this year and the Company's European revenues, which increased from $32.3 million for the six months ended June 30, 1997 to $84.0 million for the same period this year. The Company had revenue generating operations in the United States, 13 European countries, Venezuela and Australia during the first six month period of 1998. The increase in the Company's U.S. revenues was primarily due to increased traffic volume from existing customers, the LDM acquisition, and significant increases in the Company's U.S. commercial customer base. Revenues from the Company's European operations increased as a result of the increased traffic volume from existing customers, increased sales of prepaid calling cards and through acquisitions. Revenues from the Company's Australian operations increased to $54.1 million for the six months ended June 30, 1998, compared with $7.2 million for the same period of 1997 as a result of various acquisitions which had taken place throughout the period.

      Cost of Services. Cost of services increased to $251.9 million for the six months ended June 30, 1998 from $96.8 million for the six months ended June 30, 1997, an increase of 160%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 84.5% for the six months ended June 30, 1998 from 88.5% for the six months ended June 30, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the improvement in the Company's U.S. operations' costs of services which represented 54.1% of the Company's total cost of services in the period. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries' of operation, on routes on which it has experienced, or anticipates experiencing, overflow traffic.

      Gross Margins. The Company's consolidated gross margins increased to 15.5% for the six months ended June 30, 1998 from 11.5% for the six months ended June 30, 1997. This increase in gross margins was primarily a result of lower termination rates to the Company's most highly trafficked destinations and the higher profitability contribution from it's small and medium sized customer base in the Company's U.S. operations. Gross margins for the Company's U.S. operations increased to 14.8% for the first six month period of 1998 from 8.5% for the first six month period of 1997. Gross margins for the Company's European operations decreased to 16.0% for the first six month period of 1998 from 18.7% for the first six month period of 1997. This reduction in gross margins for the Company's European operations is primarily attributed to increased prepaid card sales which, because of the status of deregulation in Germany and France, have produced low and in certain cases negative gross margins for the Company's prepaid operations in Germany and France.

      Selling, General and Administrative Expense. SG&A expense for the six months ended June 30, 1998 increased by $41.6 million, or 109%, to $79.8 million from $38.2 million for the six months ended June 30, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations and the hiring of new personnel in Europe and Australia. Due to a greater proportion of start-up and expansion costs in Europe, the Company's European operations generated $38.0 million or 47.6% of the Company's consolidated SG&A for the six months ended June 30, 1998, although such operations accounted for only 28.2% of the Company's total revenues in such period. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 136% to $21.1 million for the six months ended June 30, 1998 from $9.0 million for the six months ended June 30, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $10.8 million for the six months ended June 30, 1998 from $7.1 million for the six months ended June 30, 1997, primarily as a result of interest earned on the proceeds of the 1998 Notes.

      Interest Expense. Interest expense increased to $33.3 million for the six months ended June 30, 1998 from $19.3 million for the six months ended June 30, 1997, primarily as a result of interest related to the 1998 Notes.

      Net Loss Before Extraordinary Item. Net loss before extraordinary item increased to $76.5 million for the six months ended June 30, 1998, as compared to net loss of $40.7 million for the six months ended June 30, 1997 due to the factors described above. An extraordinary item of $20.8 million for the six months ended June 30, 1998 represents primarily the premium paid to retire approximately $127 million of the original $300 million of the Company's 1996 Notes. The Company had no such expense in the six month period ended June 30, 1997.

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

Cash used in operating activities for the six months ended June 30, 1998 totaled $108.2 million compared with $45.2 million for the same period in 1997. Capital expenditures for the six months ended June 30, 1998 were $41.8 million compared with $13.9 million for the comparable period in 1997. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. Funds expended for acquisitions were $81.4 million during the six months ended June 30, 1998 compared with $5.5 million for the six months ended June 30, 1997.

In connection with the issuance of the 1996 Notes by RSL PLC, the Company was required to purchase and maintain marketable securities, which are held by the trustee under the Indenture governing the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such restricted marketable securities was approximately $51.9 million at June 30, 1998.

In February 1998, RSL PLC consummated concurrent offerings of $200 million
9 1/8% Senior Notes due 2008 and $328.1 million ($200 million initial accreted value) 10 1/8% Senior Discount Notes due 2008. The two offerings generated gross proceeds to the Company of $400.0 million.

In March 1998, RSL PLC consummated an offering of DM 296.0 million (approximately $99.1 million initial accreted value) 10% Senior Discount Notes due 2008.

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

The Company's indebtedness was approximately $690.8 million at June 30, 1998 of which $682.9 million represents long-term debt and $7.9 million represents short-term debt. Substantially all such indebtedness is attributable to the Offerings.

The Company has a $7.5 million revolving credit facility with a bank (the "Revolving Credit Facility"). The Company was not utilizing this facility at June 30, 1998 and the full amount of such facility was available. The Revolving Credit Facility was due and payable by the Company on June 30, 1998. The Company is negotiating an extension to the Revolving Credit Facility.

The Company through one of its subsidiaries has a $10.0 million revolving credit facility. There was $7.2 million outstanding under this facility at June 30, 1998. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum.

One of the Company's primary equipment vendors has provided to the Company $50.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At June 30, 1998, this facility was fully utilized. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

The Company anticipates that it will enter six to ten new markets over the next two years. The costs to be incurred in the first year in order to capitalize such operations are projected to range from $500,000 to $2.0 million per market, exclusive of costs related to the acquisition of switching and network equipment which is expected to be vendor financed, and the cost of funding any losses incurred.

The Company believes that the net proceeds from the 1998 U.S. Offerings and the 1998 DM Offering, together with the available borrowings under the Revolving Credit Facility, vendor financing and short-term lines of credit and overdraft facilities from local banks, should be sufficient to fund the Company's planned expansion of its existing operations and operating losses for approximately six to nine months. If the Company's plans or assumptions change or prove to be inaccurate, if the Company consummates acquisitions in addition to those currently contemplated, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the 1998 U.S. Offerings and the 1998 DM Offering, together with the proceeds of the Revolving Credit Facility and such vendor financing otherwise prove to be insufficient, the Company may be required to seek additional capital.

Effects of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the six month period ended June 30, 1998. The Company has determined to present the data on a geographical basis for SFAS No. 131.

SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive loss for the six months ended June 30, 1998 and June 30, 1997 of $7.0 million and $0.5 million, respectively, represented foreign currency translation adjustment. Accumulated other comprehensive loss included in the accompanying condensed consolidated balance sheet as of June 30, 1998 and June 30, 1997 was $12.3 million and $1.1 million, respectively, consisting of the accumulated foreign currency translation adjustment.

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

The Company is upgrading its computer system in an effort to prevent major system failures which could result upon the transition from 1999 to the year 2000. There can be no assurance that any such upgrades will be successfully implemented or that additional steps will not be necessary. The Company anticipates that it will be fully Year 2000 compliant by the middle of 1999; however a failure of the Company's computer system or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business and financial position or results of operations. The Company is also seeking confirmation from its primary vendors that they are developing and implementing plans to become Year 2000 compliant. The Company currently estimates that its cost to become Year 2000 compliant is approximately $7.0 million. Costs associated with software modification are expensed by the Company when incurred.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the Company's legal proceedings during the quarter ended June 30, 1998 except as set forth below. For information with respect to the Company's legal proceedings see the Company's Form 10-K for the year ended December 31, 1997 and its Form 10-Q for the quarter ended March 31, 1998.

In March 1998 and in May 1998, the Attorney General of the State of Florida served a subpoena on each of LDM Systems, Inc. ("LDM") and RSL COM U.S.A., Inc. ("RSL USA"), respectively, seeking information relating to the unauthorized changing or combining of local and long distance telephone service providers or billing for telephone related services ("slamming"). LDM and RSL USA are subsidiaries of RSL. The Florida subpoenas relate to alleged activity by LDM which would have primarily occurred prior to LDM's acquisition by RSL USA. Pursuant to the terms of the stock purchase agreement, between RSL USA and the shareholders of LDM, RSL USA is entitled to indemnification for losses, costs and expenses as a result of, among other things, "slamming" and related matters.

Item 2. Change in Securities and Use of Proceeds

In October 1997, the Company sold 8,280,000 shares of Class A Common Stock, par value $0.00457 per share, (the "Shares") in an initial public offering of Shares (the "Initial Public Offering"). The Shares sold in the Initial Public Offering were offered both in the United States and internationally. The Company's Registration Statement on Form S-1 (File No. 333-34281) filed with the Commission with respect to the Initial Public Offering was declared effective by the Commission on September 30, 1997. The aggregate net proceeds of the Initial Public Offering, after deducting underwriting discounts and commissions and expenses, were approximately $167.5 million. In April 1998, the Company used approximately $101.0 million of the net proceeds of the Initial Public Offering to redeem $90 million of the 1996 Notes, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million to redeem $37.5 million of the 1996 Notes, as permitted under the 1996 Indenture.

In July 1998, RSL Europe and Metro Holding, entered into an amended and restated share subscription, share option and shareholders agreement and a related exchange agreement, pursuant to which, among other things, Metro Holding converted all of its shares in RSL Europe into newly issued Shares. Accordingly, the Company issued Metro Holding 1,607,142 Shares (the "RSL Shares"), in exchange for 142,857 common shares of RSL Europe, and the Additional Option granted pursuant to the Metro Agreement was cancelled. All of the RSL Shares acquired by Metro Holding are restricted from transfer until April 1, 2001. The RSL Shares were issued pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, and the certificates evidencing the RSL Shares have been legended as restricted securities.

Pursuant to an Agreement and Plan of Merger (the "Merger"), dated as of March 31, 1998, between the Company, Delta Three, Inc. ("Delta Three"), Jacob Davidson ("Davidson"), and Pioneer Management Services LLC ("Pioneer," and together with Davidson, the "Delta Shareholders"), Delta Three was merged into a wholly-owned subsidiary of RSL. As a result of the Merger, the Company (i) received 1,750,000 shares of Delta Three, (ii) paid to each Delta Shareholder a total cash payment of $438,500 and (iii) issued to each Delta Shareholder 187,299 Shares. The Shares were issued pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, and the certificates evidencing the Shares have been legended as restricted securities.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 1998, the Company held its annual general meeting (the "Meeting") of shareholders of the Company. At the Meeting, there were present in person or by proxy a total of 636,114 shares of Class A Common Stock out of a total 11,364,196 shares of such stock issued and outstanding and entitled to vote at the Meeting, and a total of 30,110,555 shares of Class B Common Stock of the Company out of a total of 30,460,722 issued and outstanding and entitled to vote at the meeting (or, in the aggregate 301,741,664 votes out of a total of 315,971,416 potential votes).

The shareholders voted in favor of the election of the following eight directors to serve on the Company's Board of Directors until the next annual general meeting of shareholders: Ronald S. Lauder, Itzhak Fisher, Jacob Z. Schuster, Gustavo A. Cisneros, Fred H. Langhammer, Leonard A. Lauder, Eugene A. Sekulow and Nicolas G. Trollope. Each of the nominees for director received 301,741,664 votes in favor of his election, 0 votes against his election, and 0 abstention votes.

In addition, the shareholders voted in favor of the adoption of the financial statements of the Company for the Company's fiscal year ended December 31, 1997, together with the auditor's report thereon, as follows: 301,741,264 votes for, 0 votes against and 400 abstention votes. The shareholders also voted in favor of the appointment of Deloitte & Touche LLP as auditors for the Company and the delegation to the Company's Audit Committee the authority to fix the auditor's fee for the current fiscal year as follows: 301,741,664 votes for, 0 votes against and 0 abstention votes.

Item 5. Other Information

      Forward-Looking Statements

Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond the Company's control, including changing market conditions, competitive and regulatory matters (such as timing and extent of deregulation of telecommunications market, the size and financial resources of competitors, etc.), general economic conditions in the markets in which the Company operates, Year 2000 readiness of the Company's customers and suppliers, etc. and, accordingly, there can be no assurance with regard to such statements.

Item 6. Exhibits and Reports on Form 8-K

            Exhibits:

                  27.1  Financial Data Schedule


            Reports on Form 8-K:

                  On April 29, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with its acquisition of Westinghouse Communications, a division of CBS Corporation. On August 12, 1998, the Company filed a Current Report on Form 8-K/A, in accordance with Item 2, in connection with its acquisition of Westinghouse Communications.

                  On May 18, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with its completion of the 1998 U.S. Offering.

                  On May 18, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with the 1998 DM Offering.

                  On June 25, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with the Metro Agreement.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RSL COMMUNICATIONS, LTD.


Date:  August 13, 1998                    By  /s/ Mark Hirschhorn
       ---------------------                  ----------------------------------
                                          Name:  Mark Hirschhorn
                                          Title: Vice President Finance-
                                                 Global Controller
                                                 (Authorized Officer and
                                                 Chief Accounting Officer)

Exhibit Index


27.1        Financial Data Schedule