Form 10-Q
period 1998-09-30
RSL COMMUNICATIONS LTD
filed 1998-11-09
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                         Commission file number 0-23139

                            RSL COMMUNICATIONS, LTD.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

             Bermuda                                                N/A
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           identification No.)

                                 Clarendon House
                                  Church Street
                             Hamilton HM CX Bermuda
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (441) 295-2832
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

As at October 31, 1998, the registrant had 18,024,569 of the Class A common stock, par value $0.00457 per share, and 26,724,795 of the Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements .........................................    1

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................    9

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ............................................   22

    Item 2.  Change in Securities and Use of Proceeds .....................   22

    Item 5.  Other Information ............................................   22

    Item 6.  Exhibits and Reports on Form 8-K .............................   23

Signatures ................................................................   24

Exhibit Index .............................................................   25

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      As of            As of
                                                  September 30,     December 31,
                                                      1998              1997
                                                   -----------      -----------
                                                  (unaudited)
Assets

Cash and Cash Equivalents                          $    82,196      $   144,894
Accounts Receivable, Net                               185,744           70,610
Available for Sale Securities                           33,661           13,858
Prepaid Expenses and Other Current
  Assets                                                76,379           16,073
                                                   -----------      -----------
Total Current Assets                                   377,980          245,435
                                                   -----------      -----------
Marketable Securities - Held to
  Maturity                                              30,579           68,836
Property and Equipment                                 227,526           85,581
Less: Accumulated Depreciation                         (32,069)         (13,804)
Goodwill and Other Intangibles, Net                    526,956          214,983
Deposits and Other Assets                               38,802            4,633
                                                   -----------      -----------

     Total Assets                                  $ 1,169,774      $   605,664
                                                   ===========      ===========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities             $   364,260      $   154,324
Short-term Debt                                         17,700            8,033
                                                   -----------      -----------
Total Current Liabilities                              381,960          162,357
                                                   -----------      -----------
Long-term Debt                                          21,197           20,108
Senior Notes and Senior Discount Notes,
  Net                                                  697,570          296,500
Other Liabilities - Noncurrent                          48,303               --
                                                   -----------      -----------
Total Liabilities                                    1,149,030          478,965
                                                   -----------      -----------
Other Shareholders' Capital                            322,209          274,638
Accumulated Deficit                                   (301,465)        (147,939)
                                                   -----------      -----------
Total Shareholders' Equity                              20,744          126,699
                                                   -----------      -----------

     Total Liabilities and Shareholders'
       Equity                                      $ 1,169,774      $   605,664
                                                   ===========      ===========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except for loss per share)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                     1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------
Revenues ......................................   $ 265,916    $  83,243    $ 564,118    $ 192,604
Operating Costs and Expenses:
  Cost of Services (exclusive of depreciation
   and amortization shown separately below) ...    (210,316)     (74,406)    (462,181)    (171,203)
  Selling, General and Administrative Expenses      (67,677)     (23,871)    (147,494)     (62,085)
  Depreciation and Amortization ...............     (21,058)      (5,407)     (42,182)     (14,367)
                                                  ---------    ---------    ---------    ---------
                                                   (299,051)    (103,684)    (651,857)    (247,655)
                                                  ---------    ---------    ---------    ---------
Loss From Operations ..........................     (33,135)     (20,441)     (87,739)     (55,051)
Interest Income ...............................       2,405        2,823       13,239        9,947
Interest Expense ..............................     (18,316)      (9,657)     (51,646)     (28,910)
Other Income (Expense)-Net ....................         241          (35)         445        6,572
Foreign Exchange Loss .........................      (8,913)          --      (10,621)          --
Minority Interest .............................       1,594           16        4,322         (212)
Income Taxes ..................................         (92)         (48)        (726)        (405)
                                                  ---------    ---------    ---------    ---------
Loss Before Extraordinary Item ................     (56,216)     (27,342)    (132,726)     (68,059)
Extraordinary Item ............................          --           --      (20,800)          --
                                                  ---------    ---------    ---------    ---------
Net Loss After Extraordinary Item .............   $ (56,216)   $ (27,342)   $(153,526)   $ (68,059)
                                                  =========    =========    =========    =========
Loss Per Share of Common Stock Before
 Extraordinary Item ...........................   $   (1.27)   $   (0.85)   $   (3.11)   $   (2.16)
Loss Per Share of Common Stock After
 Extraordinary Item ...........................   $   (1.27)   $   (0.85)   $   (3.59)   $   (2.16)

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------

Net loss .............................................   $(153,526)   $ (68,059)
Depreciation and amortization ........................      42,179       14,367
Working capital change and other .....................      (5,020)      (6,751)
                                                         ---------    ---------
     Net cash used in operations .....................    (116,367)     (60,443)
                                                         ---------    ---------

Acquisitions of subsidiaries .........................    (237,501)     (26,828)
Purchase of property and equipment ...................     (99,882)     (14,267)
Purchase of available for sale securities ............     (33,661)          --
Proceeds from sales of marketable securities .........      13,858       43,735
Proceeds from maturities of restricted securities ....      18,750       22,665
Proceeds from sales of restricted securities .........      21,889           --
Other ................................................       3,775           --
                                                         ---------    ---------
     Net cash (used in) provided by investing
       activities ....................................    (312,772)      25,305
                                                         ---------    ---------

Proceeds from issuance of 1998 Notes .................     499,090           --
Payment of offering cost .............................      (5,647)          --
Retirement of 1996 Notes .............................    (127,493)          --
Proceeds from notes payable ..........................       3,189           --
Payment of notes payable .............................          --      (13,542)
Proceeds from issuance of Class A shares .............         538           --
Other ................................................      (2,666)      (1,434)
                                                         ---------    ---------
     Net cash provided by (used in) financing
       activities ....................................     367,011      (14,976)
                                                         ---------    ---------

Decrease in cash and cash equivalents ................     (62,128)     (50,114)
Effects of foreign currency on cash and cash
  equivalents ........................................        (570)      (1,248)
Cash and cash equivalents at beginning of period .....     144,894      104,068
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  82,196    $  52,706
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ...............................   $  22,561    $  23,185
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Class A Common Stock .....................   $   8,712    $  32,582
                                                         =========    =========
Assets acquired under capital lease obligations ......   $   4,986    $  12,568
                                                         =========    =========
Acquisition of distribution rights ...................   $  45,000    $      --
                                                         =========    =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

2. PRIVATE PLACEMENT OF NOTES AND EXCHANGE OFFER AND EXTRAORDINARY ITEM

On February 27, 1998, RSL PLC completed concurrent offerings (the "1998 U.S. Offerings") of $200.0 million principal amount of 9 1/8% Senior Notes due 2008 and $328.1 million principal amount at maturity ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008 (together, the "1998 U.S. Notes"). The 1998 U.S. Offerings generated gross proceeds to the Company of $400.0 million. On March 16, 1998, RSL PLC completed an offering (the "1998 DM Offering," and together with the 1998 U.S. Offerings, the "Offerings") of 182.0 million Deutsche Mark denominated 10% Senior Discount Notes due 2008 (the "1998 DM Notes," and together with the 1998 U.S. Notes, the "1998 Notes"). The 1998 DM Offering generated proceeds to the Company of $99.0 million. The 1998 Notes and the 12 1/4% Senior Notes due 2006 (the "1996 Notes") of RSL PLC are collectively referred to herein as the "Notes". The Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by RSL.

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

In April 1998, the Company used approximately $101.0 million of the net proceeds from its initial public offering of shares of Class A Common Stock (the "Initial Public Offering") in 1997 to redeem (the "Equity Clawback") $90.0 million of the 1996 Notes at a premium of $11.0 million, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million to redeem (the "Buyback") $37.5 million of the 1996 Notes at a premium of $5.6 million, as permitted under the 1996 Indenture. The redemption premiums, and part of the discount and offering cost, were expensed in the amount of $20.8 million in the second quarter of 1998 as an extraordinary item.

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

In August 1998, the Company filed a registration statement for a public offering by the Company and certain of its shareholders of shares of Class A Common Stock (the "Pending Registration").

4. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the nine month period ended September 30, 1998. The Company has determined to present the data on a geographical basis for SFAS No. 131.

SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive loss for the nine months ended September 30, 1998 and September 30, 1997 of $6.7 million and $1.2 million, respectively, represented foreign currency translation adjustment. Accumulated other comprehensive loss included in the accompanying condensed consolidated balance sheet as of September 30, 1998 and September 30, 1997 was $12.0 million and $1.8 million, respectively, consisting of the accumulated foreign currency translation adjustment.

5. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The average number of shares outstanding for the three and nine month periods ended September 30, 1997 have been presented retroactively to give effect to the Company's recapitalization in September 1997.

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                              1998     1997       1998    1997
                                              ----     ----       ----    ----
                                                      (in thousands)
Weighted average number of shares of
  common stock outstanding ................. 44,124   32,230     42,740   31,541

Fully diluted income (loss) per share amounts are not presented because the inclusion of these amounts would be anti-dilutive. Fully diluted income (loss) per share amounts for the current period do not differ materially from basic earnings per share amounts.

6. ACQUISITIONS

In January 1998, RSL Finland purchased 90% of the equity of Telecenter Oy, an independent sales agent in Finland, for approximately 30.5 million.

In March 1998, RSL COM Australia Pty. Ltd., a subsidiary of the Company, acquired the customer base of First Direct Communications Pty, Limited and Link Telecommunications Pty. Ltd., two switchless mobile telecommunications resellers, for approximately $18 million.

In April 1998, the Company entered into an agreement with CBS Corporation ("CBS") pursuant to which the Company agreed to acquire the business of Westinghouse Communications ("WestComm"), a division of CBS, for a cash purchase price of approximately $90.0 million (the "WestComm Acquisition") plus the assumption of certain liabilities amounting to less than $5.0 million. WestComm provides both voice telephony and data services (including frame relay and TCP/IP networks) to a customer base consisting primarily of small to medium size businesses in the United States. WestComm operates six switches strategically located in the United States and employs approximately 280 people. The transaction closed in July 1998.

In May 1998, the Company acquired a 27.19% economic interest in Telegate AG, a directory information provider in Germany, for approximately $33.6 million. The Management cannot exert influence in/nor does it participate in, day to day management activities. The purchase price was included in securities available for sale in the Condensed Consolidated Balance Sheets.

In June 1998, the Company entered into agreement with British Colombia Railway Company pursuant to which the Company agreed to acquire (the "Westel Acquisition") 100% of Westel Telecommunications Ltd. ("Westel") for a cash purchase price of approximately $36.7 million. Westel offers a broad range of enhanced telecommunications services (including long distance, data, private line and Internet access) to a customer base consisting primarily of commercial and residential customers located in British Colombia. The Westel Acquisition closed on July 31, 1998. The Company has accounted for the Westel Acquisition under the purchase method of accounting.

In connection with the Westel Acquisition and in compliance with the Canadian Telecommunications Act (the "Telecom Act"), the Company agreed to transfer (the "MK Network Transfer") Westel's "telecommunications facilities" (as defined in the Telecom Act) to MK Telecom Network Inc. ("MK Network"), an entity in which the Company owns a 46.7% beneficial interest, for a purchase price of approximately $6.5 million, the Company's historical cost basis of the assets transferred to MK Network. The MK Network transfer was effective as of July 31, 1998. The Company recorded its investment in MK Network as an equity investment which was completed through a transfer of assets, which was recorded at the Company's historical cost basis (which also approximates net realizable value). The assets transferred consist of telecommunications microwave facilities. Westel and MK Network are not related parties.

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

The Company was provided with access to Metro Holding's various customer lists and sales channels throughout Metro Holding's European subsidiaries. The Company has recorded in the financial statements of the Company's subsidiary (RSL COM Europe, Ltd.) the issuance of such subsidiary's equity and the receipt of the rights to Metro Holding's customer lists and sales channels as a $45 million increase to both intangible assets and additional paid in capital, respectively.

In July 1998, RSL COM Europe and Metro Holding, entered into an amended and restated share subscription, share option and shareholders agreement and a related exchange agreement, pursuant to which, among other things, Metro Holding converted all of its shares in RSL COM Europe into newly issued shares of the Class A Common Stock of the Company. Accordingly, the Company issued Metro Holding 1,607,142 shares (the "RSL Shares") of RSL's Class A Common Stock, par value $0.00457 per share, in exchange for 142,857 common shares of RSL Europe and, the Additional Option granted pursuant to the Metro Agreement was cancelled. All of the RSL Shares acquired by Metro Holding are restricted from transfer until April 1, 2001. The Company has recorded the issuance of its Class A Common Stock and the receipt of the rights to Metro Holding's customer lists and sales channels as a $45 million increase to both intangible assets and additional paid in capital, respectively.

In August 1998, the Company acquired the business of Motorola Tel.co, in the United Kingdom, Germany and Belgium from Motorola, Inc. ("Motorola") for approximately $68.1 million. Motorola Tel.co resells wireless services and related products in these countries to a base of approximately 360,000 subscribers. This transaction significantly increases the number of direct customer relationships in Europe and will allow the Company to cross sell long distance and wireless services.

These acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of acquisition and is being amortized using the straight-line method over fifteen years.

The valuation of the above acquired assets is preliminary and as a result, the allocation of the acquisition costs may change, including goodwill.

7. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of September 30, 1998 and as of December 31, 1997. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL has not presented separate financial statements and other related disclosure concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the Notes. RSL's financial statements are, except for RSL's capitalization, Delta Three operations, Australian operations, Latin American operations, Japanese operations, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                                                     As of              As of
                                                  September 30,     December 31,
                                                      1998               1997
                                                  ------------      ------------
                                                         (in thousands)
Current Assets ...........................         $ 336,360          $ 212,568

Non-current Assets .......................           706,128            324,118

Current Liabilities ......................           349,782            122,672

Non-current Liabilities ..................           938,967            557,448

                                                  Nine Months       Nine Months
                                                     ended             ended
                                                 September 30,     September 30,
                                                      1998             1997
                                                 -------------     -------------
                                                         (in thousands)
Net Revenue ..............................         $ 473,482          $ 178,711

Net Loss .................................          (135,781)           (58,243)

8. SUBSEQUENT EVENTS

In October 1998, the Company obtained from a group of its officers and directors and affiliates thereof (the "New Lenders") commitments for up to $35 million of revolving credit (the "New Credit Facility"), subject to the negotiation and execution of final documentation. The New Lenders have committed to provide senior unsecured financing which will rank pari passu in right of payment to the Company's 1996 Notes and 1998 Notes. Amounts borrowed under the New Credit Facility will accrue interest at LIBOR plus 5% per annum. RSL PLC will be the borrower and RSL will guaranty any obligations of RSL PLC under the New Credit Facility. The commitments of the New Lenders under the New Credit Facility will expire on the earlier of January 15, 2000 and the date of any change of control of RSL.

In October 1998, the Company received a commitment from one of its primary equipment vendors to increase the $75.0 million line of credit which had been extended to the Company to $175.0 million to fund the purchase of additional switching and related telecommunications capital equipment.

In October 1998 and November 1998, the Company filed amendments No. 1 and No. 2, respectively, to the registration statement for the Pending Registration.

In November 1998, RSL PLC agreed to issue (the "New Offering") $100 million aggregate principal amount at maturity of 12% Senior Notes due 2008 (the "New Notes"). The New Notes will generate proceeds to the Company of approximately $90.5 million. The New Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by RSL.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company is a rapidly growing multinational telecommunications company which provides a broad array of services, with a focus on international long distance voice services to small and medium-sized businesses in key markets. The Company's services include international and national fixed and wireless, calling card, fax, data, Internet, private line and other value-added telecommunications services. The Company currently has revenue generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, the Netherlands, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. In 1997, approximately 70% of all international long distance telecommunications minutes originated in these markets. The Company is also in the process of commencing start-up operations through its investments in an entity in Mexico. The Company plans to expand its operations and network into additional key markets which account for a significant portion of the world's remaining international traffic. The Company also provides Internet telephony services through its wholly-owned subsidiary, Delta Three, Inc. and its network of Internet gateway servers located within key metropolitan areas in target countries.

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

North American Operations

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                           1998          1997         1998           1997
                                        ---------     ---------     ---------     ---------
                                                              (unaudited)
                                     (in thousands, except percentage of consolidated revenues)
Revenues ............................   $ 145,730     $  57,602     $ 305,673     $ 127,491
Percentage of consolidated revenues .        54.8%         69.2%         54.2%         66.2%
Operating costs and expenses:
  Cost of services (exclusive of
    depreciation and amortization
    shown separately below) .........     116,972        53,738       253,200       117,666
  Selling, general and administrative
    expenses ........................      27,113         8,929        53,348        20,478
  Depreciation and amortization .....       4,106         1,428         8,014         4,009
                                        ---------     ---------     ---------     ---------
                                          148,191        64,095       314,562       142,153
                                        ---------     ---------     ---------     ---------
Loss from operations ................   $  (2,461)    $  (6,493)    $  (8,889)    $ (14,662)
                                        =========     =========     =========     =========

Prior to 1997, the Company's revenues had been substantially derived from its operations within the United States. The Company's U.S. revenues result primarily from the sale of long distance voice services on a wholesale basis to other carriers, on a retail basis to commercial customers and on a bulk discount basis to distributors of prepaid calling cards. The Company experiences significant month to month changes in revenues generated by its carrier customers (i.e. customers who acquire the Company's services for the purpose of reselling such services on a wholesale basis to other carriers or on a retail basis to end users). The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. Over the past two years, the Company has shifted its marketing focus in the United States to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers. The Company has derived increased revenues from its commercial customers, and it continues to reduce its reliance on wholesale carrier revenues.

European Operations

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                           1998          1997         1998           1997
                                        ---------     ---------     ---------     ---------
                                                              (unaudited)
                                     (in thousands, except percentage of consolidated revenues)
Revenues ............................   $  84,721     $  18,934     $ 168,672     $  51,220
Percentage of consolidated revenues .        31.9%         22.7%         29.9%         26.6%
Operating costs and expenses:
  Cost of services (exclusive of
    depreciation and amortization
    shown separately below) .........      66,287        14,494       136,779        40,746
  Selling, general and administrative
    expenses ........................      26,117        12,272        64,118        32,879
  Depreciation and amortization .....       6,067         1,893        14,298         4,298
                                        ---------     ---------     ---------     ---------
                                           98,471        28,659       215,195        77,923
                                        ---------     ---------     ---------     ---------
Loss from operations ................   $ (13,750)    $  (9,725)    $ (46,523)    $ (26,703)
                                        =========     =========     =========     =========

The Company commenced European operations in certain countries in the second quarter of 1996 and has since established operations in many additional European countries.

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

Asia and Pacific Rim Operations

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                          1998         1997         1998         1997
                                        --------     --------     --------     --------
                                                          (unaudited)
                                   (in thousands, except percentage of consolidated revenues)
Revenues ............................   $ 35,156     $  6,707     $ 89,219     $ 13,893
Percentage of consolidated revenues .       13.2%         8.1%        15.8%         7.2%
Operating costs and expenses:
  Cost of services (exclusive of
    depreciation and amortization
    shown separately below) .........     26,827        6,175       71,738       12,791
  Selling, general and administrative
    expenses ........................      9,767        1,373       20,555        2,743
  Depreciation and amortization .....      1,361          144        3,604          269
                                        --------     --------     --------     --------
                                          37,955        7,692       95,897       15,803
                                        --------     --------     --------     --------
Loss from operations ................   $ (2,799)    $   (985)    $ (6,678)    $ (1,910)
                                        ========     ========     ========     ========

The Company commenced revenue producing operations in its Asian and Pacific Rim operations through its Australian entity with the acquisition of a customer base in Australia in the second quarter of 1997. The Company's Australian entity also acquired additional operations in the fourth quarter of 1997. In the first quarter of 1998, the Company acquired the customer bases of two switchless mobile telecommunications resellers in Australia. The Company offers its customers in Australia local services, mobile and domestic and international long distance services. The Company initiated operating in Japan through RSL COM Japan K.K ("RSL COM Japan") in July 1998.

Effect of Deregulation on Revenues

The Company operates in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. Accordingly, the Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. It is anticipated that most European countries will deregulate various aspects of the telecommunications industry during 1998 through 2000.

The other countries in which the company operates or will soon operate also have experienced different levels of deregulation. As a result, the level of competition in each country varies. The Company believes that as it pursues its strategic growth strategy, the commencement of new operations will entail varying degrees of time and cost.

Cost of Services (exclusive of depreciation and amortization)

The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over the Company's network ("RSL-NET"). The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. The

Company plans to make significant investments in indefeasible rights of use ("IRUs"), minimum investment units ("MIUs") and domestic circuits and, as a result, expects that an increasing amount of its total operating costs will become fixed, as the volume of the Company's calls carried over its own facilities increases. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its local operators in Europe and the United States utilizing lines leased on a fixed cost point to point basis and over MIUs and IRUs. To the extent traffic can be transported between two local operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. The Company's cost of transport and termination will decrease to the extent that it is able to bypass the settlement rates associated with the transport of international traffic.

While the Company intends to purchase or construct international transmission facilities where such facilities are available for purchase or may be constructed and such investments are cost effective and warranted by traffic patterns, a significant percentage of its intranational transmission facilities will continue to be leased on a variable cost basis. Accordingly, variable costs will continue to be a majority of the Company's cost of services for the foreseeable future.

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

Effect of Deregulation on Costs of Services (exclusive of depreciation and amortization)

The Company's current cost structure varies from country to country as a result of the different level of regulatory policies in place in each country. In general, the Company's cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated. In countries that are not substantially deregulated, the Company's access to the local exchange network is through more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying international traffic originating within one country and terminating in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Deregulation in countries in which the Company operates is expected to permit the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that as a result of deregulation, its cost structure will improve. Deregulation in a particular country is also expected to permit the Company to terminate international inbound traffic in a country which will result in an improved cost structure for the Company as a whole.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses consist of costs incurred to support the continued expansion of RSL-NET, the introduction of new services and the provision of ongoing customer service. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as the Company commences operations in different countries, it incurs significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising. The Company's selling, general and administrative expense also includes the settlement of various claims and disputes relating primarily to pre-acquisition periods.

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

The Company recorded a foreign currency translation adjustment of $(0.3) million and $6.7 million for the three months and nine months ended September 30, 1998, respectively. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

Results Of Operations For The Three Months Ended September 30, 1998 Compared To The Three Months Ended September 30, 1997

            Revenues. Revenues increased to $265.9 million for the three months ended September 30, 1998 compared to $83.2 million for the three months ended September 30, 1997, an increase of 219%. This increase is due primarily to the growth in the Company's North American revenues from $57.6 million for the three months ended September 30, 1997 to $145.7 million for the same period this year and the Company's European revenues, which increased from $18.9 million for the three months ended September 30, 1997 to $84.7 million for the same period this year. The Company had revenue generating operations in the United States, Canada, 14 European countries, Venezuela, Australia and Japan during the third quarter of 1998. The increase in the Company's North American revenues was primarily due to acquisitions, which contributed $61.1 million and $0.0 for the three months ended September 30, 1998 and 1997, respectively, a significant increase in the Company's U.S. commercial customer base, and increased traffic volume from existing prepaid card customers. Revenues from the Company's European operations increased as a result of increased sales of prepaid calling cards, which contributed $6.4 million and $0.0 for the three months ended September 30, 1998 and 1997, respectively, and through acquisitions, primarily Motorola Tel.co, completed after September 30, 1997, which contributed $45.3 million and $0.0 for the three months ended September 30, 1998 and 1997, respectively, and an increase in the Company's European customer base. Revenues from the Company's Asia/Pacific Rim operations increased to $35.2 million for the three months ended September 30, 1998, compared with $6.7 million for the third quarter of 1997 primarily as a result of various acquisitions which had taken place throughout the period.

      Cost of Services (exclusive of Depreciation and Amortization shown separately below). Cost of services increased to $210.3 million for the three months ended September 30, 1998 from $74.4 million for the three months ended September 30, 1997, an increase of 183%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 79.1% for the three months ended September 30, 1998 from 89.4% for the three months ended September 30, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased diversification in the Company's customer base, increases in commercial accounts and mobile subscribers which positively impacted the Company's gross margins, and the improvement in the Company's North American operations' costs of services which represented 55.6% of the Company's total cost of services in the period. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries' of operation on routes on which it has experienced or anticipated experiencing, overflow traffic.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 1998 increased by $43.8 million, or 184%, to $67.7 million from $23.9 million for the three months ended September 30, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations, the hiring of new personnel in Europe and as a result of acquisitions in North America and Australia. The Company's European operations contributed $26.1 million or 38.6% of the Company's consolidated SG&A for the three month period ended September 30, 1998, although such operations accounted for only 31.9% of the Company's total revenues for such period. European SG&A expense increased as a result of the Motorola Tel.co acquisition and the significant increase in employees in many of the Company's European operations. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 289% to $21.1 million for the three months ended September 30, 1998 from $5.4 million for the three months ended September 30, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income decreased to $2.4 million for the three months ended September 30, 1998 from $2.8 million for the three months ended September 30, 1997.

      Interest Expense. Interest expense increased to $18.3 million for the three months ended September 30, 1998 from $9.7 million for the three months ended September 30, 1997, primarily as a result of interest related to the 1998 Notes.

      Foreign Exchange Loss. Foreign exchange loss increased to $8.9 million for the three months ended September 30, 1998 from $0.0 for the three months ended September 30, 1997, primarily as a result of the increase in the Deutsche marks against the U.S. dollar in connection with the Company's 1998 Deutsche marks denominated Senior Discount Notes.

      Net Loss Before Extraordinary Item. Net loss before extraordinary item increased to $56.2 million for the three months ended September 30, 1998, as compared to net loss of $27.3 million for the three months ended September 30, 1997 due to the factors described above.

Results Of Operations For The Nine Months Ended September 30, 1998 Compared To The Nine Months Ended September 30, 1997

            Revenues. Revenues increased to $564.1 million for the nine months ended September 30, 1998 compared to $192.6 million for the nine months ended September 30, 1997, an increase of 193%. This increase is due primarily to the growth in the Company's North American revenues from $127.5 million for the nine months ended September 30, 1997 to $305.7 million for the same period this year and the Company's European revenues, which increased from $51.2 million for the nine months ended September 30, 1997 to $168.7 million for the same period this year. The Company had revenue generating operations in the United States, Canada, 14 European countries, Venezuela, Australia and Japan during the first nine month period of 1998. The increase in the Company's North American revenues was primarily due to acquisitions, which contributed $98.1 million and $0.0 for the nine months ended September 30, 1998 and 1997, respectively, a significant increase in the Company's U.S. commercial customer base and increased traffic volume from existing prepaid card customers. Revenues from the Company's European operations increased as a result of increased sales of prepaid calling cards, which contributed $20.6 million and $0.0 for the nine months ended September 30, 1998 and 1997, respectively, through acquisitions, primarily Motorola Tel.co. completed after September 30, 1997, which contributed $62.6 million and $0.0 for the nine months ended September 30, 1998 and 1997, respectively, and an increase in the Company's European customer base. Revenues from the Company's Asia/Pacific operations increased to $89.2 million for the nine months ended September 30, 1998, compared with $13.9 million for the same period of 1997, primarily as a result of various acquisitions which had taken place throughout the period.

            Cost of Services (exclusive of Depreciation and Amortization shown separately below). Cost of services increased to $462.2 million for the nine months ended September 30, 1998 from $171.2 million for the nine months ended September 30, 1997, an increase of 170%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 81.9% for the nine months ended September 30, 1998 from 88.9% for the nine months ended September 30, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased diversification in the Company's customer base, increases in commercial accounts and mobile subscribers which positively impacted the Company's gross margins, and the improvement in the Company's North American operations' costs of services which represented 54.8% of the Company's total cost of services in the period. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries' of operation on routes on which it has experienced or anticipated experiencing, overflow traffic.

      Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 1998 increased by $85.4 million, or 138%, to $147.5 million from $62.1 million for the nine months ended September 30, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations, the hiring of new personnel in Europe and as a result of acquisitions in North America and Australia. The Company's European operations contributed $64.1 million or 43.5% of the Company's consolidated SG&A for the nine months ended September 30, 1998, although such operations accounted for only 29.9% of the Company's total revenues in such period. European SG&A expense increased as a result of the Motorola Tel.co acquisition and the significant increase in employees in many of the Company's European operations. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 194% to $42.2 million for the nine months ended September 30, 1998 from $14.4 million for the nine months ended September 30, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $13.2 million for the nine months ended September 30, 1998 from $9.9 million for the nine months ended September 30, 1997, primarily as a result of interest earned on the proceeds of the 1998 Notes.

      Interest Expense. Interest expense increased to $51.6 million for the nine months ended September 30, 1998 from $28.9 million for the nine months ended September 30, 1997, primarily as a result of interest related to the 1998 Notes.

      Foreign Exchange Loss. Foreign exchange loss increased to $10.6 million for the nine months ended September 30, 1998 from $0.0 for the nine months ended September 30, 1997, primarily as a result of the increase in the Deutsche marks against the U.S. dollar in connection with the Company's 1998 Deutsche marks denominated Senior Discount Notes.

      Net Loss Before Extraordinary Item. Net loss before extraordinary item increased to $132.7 million for the nine months ended September 30, 1998, as compared to net loss of $68.1 million for the nine months ended September 30, 1997 due to the factors described above. An extraordinary item of $20.8 million for the nine months ended September 30, 1998 represents primarily the premium paid to retire approximately $127 million of the original $300 million of the Company's 1996 Notes. The Company had no such expense in the nine month period ended September 30, 1997.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses and negative cash flow, due in large part to the start-up and development of the Company's operations and the development of RSL-Net. The Company expects that its net losses and negative cash flow will increase as the Company implements its growth strategy. Historically, the Company has funded its losses and capital expenditures through capital contributions, borrowings, and a portion of the net proceeds of prior securities offerings.

Cash used in operating activities for the nine months ended September 30, 1998 totaled $116.4 million compared with $60.4 million for the same period in 1997. Capital expenditures for the nine months ended September 30, 1998 were $104.9 million compared with $26.8 million for the comparable period in 1997. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. The Company intends to increase significantly its capital expenditures to expand and develop the Company's infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU's and interests in inter-city fiber routes in European countries and installing additional national and international telephone gateway switches. Funds expended for acquisitions were $237.5 million during the nine months ended September 30, 1998 compared with $26.8 million for the nine months ended September 30, 1997. At September 30, 1998, the Company had $4.0 million of working capital deficit as compared to $83.1 million of working capital on December 31, 1997.

The Company's indebtedness was approximately $712.0 million at September 30, 1998 of which $699.4 million represents long-term debt and $12.6 million represents short-term debt. Substantially all such indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by RSL.

In October 1996, RSL PLC consummated the offering of $300.00 million of 12 1/4% Senior Notes due 2006, $127.5 million of which was redeemed by RSL PLC in April 1998. In February 1998, RSL PLC consummated the offering of $200.0 million of 9 1/8% Senior Notes due 2008 and $328.1 million ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008. In March 1998, RSL PLC Consummated the offering of DM296.0 million (the "New Offerings") (approximately $99.1 million initial accreted value) of 10% Senior Discount Notes (the "New Notes"). In addition, upon the closing of the New Offering on November 9, 1998, the Company will issue $100 million ($94.5 million initial accreted value) of 12% Senior Notes due 2008. The foregoing debt securities were issued (or, in the case of the New Notes will be issued) under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

In connection with the issuance of the 1996 Notes, RSL PLC was required to purchase and maintain restricted marketable securities, which are held by the indenture trustee for the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such restricted marketable securities was approximately $68.9 million at December 31, 1997. The market value of such securities at September 30, 1998, as adjusted to reflect the redemption of $127.5 million of the 1996 Notes, was $31.0 million.

One of the Company's primary equipment vendors has provided to the Company $175.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At September 30, 1998, there was approximately $105.0 million available under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

In October 1998, the Company obtained from the New Lenders commitments for up to $35 million of revolving credit, subject to the negotiation and execution of final documentation. Amounts borrowed under the New Credit Facility will accrue interest at LIBOR plus 5% per annum. RSL PLC will be the borrower and RSL will guarantee any obligations of RSL PLC under the New Credit Facility. The commitments of the New Lenders under the New Credit Facility will expire on the earlier of January 15, 2000 and the date of any change of control of RSL.

In November 1998, RSL PLC agreed to issue $100 million aggregate principal amount at maturity of 12% Senior Notes due 2008. The New Notes will generate proceeds to the Company of approximately $90.5 million. The New Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amount thereof by RSL.

The Company anticipates that it will enter nine to ten new markets over the next two years. The costs to be incurred in the first year in order to capitalize such operations are projected to range from $500,000 to $2.0 million per market, exclusive of costs related to the acquisition of switching and network equipment which is expected to be vendor financed, and the cost of funding any losses incurred.

The commitment under the Company's revolving credit facility with The Chase Manhattan Bank was $7.5 million at June 30, 1998, which amount was permanently reduced to $5 million at July 1, 1998. Approximately $3.5 million of the commitment under the facility was utilized at September 30, 1998. The facility is payable on June 30, 1999 and accrues interest, at the Company's option, at
(i) the lender's prime rate per annum or (ii) LIBOR plus 1% per annum. The Company, through LDM, has a $10.0 million revolving credit facility. There was $1.9 million outstanding under this facility at September 30, 1998. This Facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum.

When market conditions are favorable, the Company plans to raise substantial additional capital to fund its capital expenditures, acquisitions, strategic alliances, start-up operations and anticipated substantial net losses. If market conditions are not favorable, the Company believes that the net proceeds from the Offerings and the New Offering, together with the remaining net proceeds of prior securities offerings and availability under its revolving credit facilities, vendor financing facility and short-term lines of credit, New Credit Facility and overdraft facilities from local banks, will be sufficient to fund a reduced capital expenditure and expansion plan for its existing operations, as well as continuing net losses, for approximately 9 to 12 months. However, the Company may be required to raise additional capital regardless of market conditions, if the Company's plans or assumptions change or prove to be inaccurate, if the Company identifies additional required or desirable infrastructure investments or acquisitions, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the Offerings and New Offering, together with the remaining proceeds of prior securities offerings and other sources of liquidity otherwise prove to be insufficient.

Effects of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the nine month period ended September 30, 1998. The Company has determined to present the data on a geographical basis for SFAS No. 131.

SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income. Comprehensive income includes both net income and other comprehensive income. Other comprehensive loss for the nine months ended September 30, 1998 and September 30, 1997 of $6.7 million and $1.2 million, respectively, represented foreign currency translation adjustment. Accumulated other comprehensive loss included in the accompanying condensed consolidated balance sheet as of September 30, 1998 and September 30, 1997 was $12.0 million and $1.8 million, respectively, consisting of the accumulated foreign currency translation adjustment.

Seasonality

The Company's European operations experience seasonality during October and August, December and January, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

Year 2000 Technology Risks

The Company is in the process of reviewing its computer systems and operations to identify and determine the extent to which any systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions of operations including, among other things, a temporary inability to process transactions, billing and customer service or to engage in similar normal business activities.

The Company is conducting a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's plan for its Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company, (ii) assessing and prioritizing any required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. The Company has also retained a Year 2000 solution provider as a consultant to assist the Company in its assessment and remediation projects and to manage and coordinate Year 2000 compliance for each of the Local Operators on a global basis.

In addition to assessing its own systems, the Company is conducting an external review of its vendors and suppliers, including equipment and system providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. Based on preliminary discussions with L.M. Ericsson A.B. ("Ericsson"), the Company's primary equipment vendor, the Company believes that the equipment provided to the Company by Ericsson will be Year 2000 compliant. The Company may experience problems to the extent that other telecommunications carriers whose services are resold by the Company or to which the Company sends traffic for termination are not Year 2000 compliant. There can be no assurance that such problems will not have a material adverse effect on the Company.

The Company expects to complete all of the phases of the process described above by June 30, 1999 and further expects that all of its computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective contingency plans will be developed or implemented. A failure of the Company's computer systems or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

The Company has completed numerous acquisitions during recent periods and is in the process of integrating the systems of the acquired businesses into the Company's operations. Those systems are included in the Company's Year 2000 review and remediation project. The Company expects to complete additional acquisitions prior to the end of 1999. During the process of evaluating businesses for potential acquisition, and after any such acquisition, the Company will evaluate the extent of the Year 2000 problems associated with such acquisitions and the cost and timing of the remediation. No assurance can be given, however, that the systems of any acquired business will be Year 2000 compliant when acquired or will be capable of timely remediation.

The Company estimates that it will incur costs of between $7 million and $10 million to become Year 2000 compliant; although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be significantly higher. Costs associated with software modification are expensed by the Company when incurred. None was incurred as of September 30, 1998.

Following the completion of the Company's Year 2000 assessment, the Company plans to determine the nature and extent of any contingency plans that may be required. Even if the Company's assessment is completed without identifying any additional material non-compliant systems operated by, or in control of, the Company, or of third parties, the most reasonably likely worse case scenario would be a systems failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the Company's legal proceedings during the quarter ended September 30, 1998. For information with respect to the Company's legal proceedings see the Company's Form 10-K for the year ended December 31, 1997 and its Form 10-Q for each of the quarters ended March 31, 1998 and June 30, 1998.

Item 2. Change in Securities and Use of Proceeds

In October 1997, the Company sold 8,280,000 shares of Class A Common Stock, par value $0.00457 per share, (the "Shares") in an initial public offering of Shares (the "Initial Public Offering"). The Shares sold in the Initial Public Offering were offered both in the United States and internationally. The Company's Registration Statement on Form S-1 (File No. 333-34281) filed with the Commission with respect to the Initial Public Offering was declared effective by the Commission on September 30, 1997. The aggregate net proceeds of the Initial Public Offering, after deducting underwriting discounts and commissions and expenses, were approximately $167.5 million. In April 1998, the Company used approximately $101.0 million of the net proceeds of the Initial Public Offering to redeem $90 million of the 1996 Notes, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million to redeem $37.5 million of the 1996 Notes, as permitted under the 1996 Indenture. The remaining $23.5 million of proceeds were used for acquisitions and to fund the Company's operating losses.

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

In October 1998, the Company issued to Arnold Goodstein 32,269 shares of the Company's Class A Common Stock in exchange for 19.7375 shares of RSL COM PrimeCall, Inc., a subsidiary of the Company. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and the certificates evidencing such shares have been legended as restricted securities.

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

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

            27.1  Financial Data Schedule

      Reports on Form 8-K:

            On September 25, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with the Metro Agreement.

            On August 14, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 2, in connection with the acquisition of Motorola Tel.co.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RSL COMMUNICATIONS, LTD.

Date: November 9, 1998                    By /s/ Mark Hirschhorn
                                             ---------------------------------
                                          Name:  Mark Hirschhorn
                                          Title: Vice President Finance-
                                                 Global Controller
                                                 (Authorized Officer and
                                                 Chief Accounting Officer)

Exhibit Index

27.1  Financial Data Schedule