Form 10-Q/A
period 1998-09-30
RSL COMMUNICATIONS LTD
filed 1998-11-24
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

This Quarterly Report on Form 10-Q reflects certain amendments made by the Registrant restating its condensed consolidated financial statements for the period presented herein as described in Note 9 to the Registrant's condensed consolidated financial statements. The restatement relates to the Company's change in the method of accounting for its investment in unconsolidated subsidiaries from the cost method of accounting to the equity method of accounting and a change in the Company's estimate regarding the life of a customer base acquired from 15 years to 5 years.

Unless otherwise noted, all information provided in this Quarterly Report on Form 10-Q is current as of November 10, 1998, the original filing date of the Form 10-Q.

                            RSL COMMUNICATIONS, LTD.

                          Table of Contents (Restated)

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements (Restated)

     Condensed Consolidated Balance Sheets as of
        September 30, 1998 (Unaudited) and December 31, 1997..................1

     Condensed Consolidated Statements of Operations for the
        Three and Nine Month Periods Ended September 30, 1998
        (Unaudited) And 1997 (Unaudited)......................................2

     Condensed Consolidated Statements of Cash Flows for the Nine Month
        Periods Ended September 30, 1998 (Unaudited) and 1997 (Unaudited).....3

     Notes to Condensed Consolidated Financial Statements..................4-11

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................12-24

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................25

    Item 2.  Change in Securities and Use of Proceeds........................25

    Item 5.  Other Information...............................................25

    Item 6.  Exhibits and Reports on Form 8-K................................26

Signatures...................................................................27

Exhibit Index................................................................28

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      As of           As of
                                                   September 30,   December 31,
                                                       1998            1997
                                                       ----            ----
                                                   (As restated;
                                                    see Note 9)
                                                    (unaudited)
Assets

Cash and Cash Equivalents                          $    82,196     $   144,894
Accounts Receivable, Net                               185,744          70,610
Available for Sale Securities                               --          13,858
Prepaid Expenses and Other Current Assets               85,379          16,073
                                                   -----------     -----------
Total Current Assets                                   353,319         245,435
                                                   -----------     -----------
Marketable Securities - Held to Maturity                30,579          68,836
Property and Equipment                                 227,526          85,581
Less: Accumulated Depreciation                         (32,069)        (13,804)
Investment in Unconsolidated Subsidiaries               35,458              --
Goodwill and Other Intangibles, Net                    516,856         214,983
Deposits and Other Assets                               35,380           4,633
                                                   -----------     -----------

     Total Assets                                  $ 1,167,049     $   605,664
                                                   ===========     ===========
Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities             $   364,260     $   154,324
Short-term Debt                                         17,700           8,033
                                                   -----------     -----------
Total Current Liabilities                              381,960         162,357
                                                   -----------     -----------
Long-term Debt                                          21,197          20,108
Senior Notes and Senior Discount Notes, Net            697,570         296,500
Other Liabilities - Noncurrent                          48,303              --
                                                   -----------     -----------
Total Liabilities                                    1,149,030         478,965
                                                   -----------     -----------
Other Shareholders' Capital                            322,209         274,638
Accumulated Deficit                                   (304,190)       (147,939)
                                                   -----------     -----------
Total Shareholders' Equity                              18,019         126,699
                                                   -----------     -----------
     Total Liabilities and Shareholders' Equity    $ 1,167,049     $   605,664
                                                   ===========     ===========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except for loss per share)

                                                        Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                          1998        1997       1998         1997
                                                          ----        ----       ----         ----
                                                          (As                     (As
                                                        restated;              restated;
                                                       see Note 9)            see Note 9)
                                                         ----                    ----
Revenues ............................................  $ 265,916   $  83,243   $ 564,118   $ 192,604
Operating Costs and Expenses:
     Cost of Services (exclusive of depreciation
     and amortization shown separately below) .......   (210,316)    (74,406)   (462,181)   (171,203)
     Selling, General and Administrative Expenses ...    (67,677)    (23,871)   (147,494)    (62,085)
     Depreciation and Amortization ..................    (22,158)     (5,407)    (43,282)    (14,367)
                                                       ---------   ---------   ---------   ---------
                                                        (300,151)   (103,684)   (652,957)   (247,655)
                                                       ---------   ---------   ---------   ---------
Loss From Operations ................................    (34,235)    (20,441)    (88,839)    (55,051)
Interest Income .....................................      2,405       2,823      13,239       9,947

Interest Expense ....................................    (18,316)     (9,657)    (51,646)    (28,910)

Other Income (Expense)-Net ..........................        241         (35)        445       6,572
Foreign Exchange Loss ...............................     (8,913)         --     (10,621)         --

Minority Interest ...................................      1,594          16       4,322        (212)
Income Taxes ........................................        (92)        (48)       (726)       (405)
Loss in equity interest of unconsolidated
  subsidiaries ......................................     (1,625)         --      (1,625)         --
                                                       ---------   ---------   ---------   ---------
Loss Before Extraordinary Item ......................    (58,941)    (27,342)   (135,451)    (68,059)
Extraordinary Item ..................................         --          --     (20,800)         --
                                                       ---------   ---------   ---------   ---------
Net Loss After Extraordinary Item ...................  $ (58,941)  $ (27,342)  $(156,251)  $ (68,059)
                                                       =========   =========   =========   =========
Basic and Diluted Loss Per Share of
  Common Stock Before Extraordinary Item ............  $   (1.34)  $   (0.85)  $   (3.17)  $   (2.16)
Basic and Diluted Loss Per Share of
  Common Stock From Extraordinary Item ..............  $      --   $      --   $   (0.49)  $      --
Basic and Diluted Loss Per Share of
  Common Stock After Extraordinary Item .............  $   (1.34)  $   (0.85)  $   (3.66)  $   (2.16)

                See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   1998           1997
                                                                   ----           ----
                                                               (As restated;
                                                                see Note 9)
Net loss ...................................................    $ (156,251)    $  (68,059)
Depreciation and amortization ..............................        43,279         14,367
Working capital change and other ...........................        (3,395)        (6,751)
                                                                ----------     ----------
     Net cash used in operations ...........................      (116,367)       (60,443)
                                                                ----------     ----------

Acquisitions of subsidiaries ...............................      (271,162)       (26,828)
Purchase of property and equipment .........................       (99,882)       (14,267)
Proceeds from sales of marketable securities ...............        13,858         43,735
Proceeds from maturities of restricted securities ..........        18,750         22,665
Proceeds from sales of restricted securities ...............        21,889             --
Other ......................................................         3,775             --
                                                                ----------     ----------
     Net cash (used in) provided by investing activities ...      (312,772)        25,305
                                                                ----------     ----------

Proceeds from issuance of 1998 Notes .......................       499,090             --
Payment of offering cost ...................................        (5,647)            --
Retirement of 1996 Notes ...................................      (127,493)            --
Proceeds from notes payable ................................         3,189             --
Payment of notes payable ...................................            --        (13,542)
Proceeds from issuance of Class A shares ...................           538             --
Other ......................................................        (2,666)        (1,434)
                                                                ----------     ----------
     Net cash provided by (used in) financing activities ...       367,011        (14,976)
                                                                ----------     ----------

Decrease in cash and cash equivalents ......................       (62,128)       (50,114)
Effects of foreign currency on cash and cash equivalents ...          (570)        (1,248)
Cash and cash equivalents at beginning of period ...........       144,894        104,068
                                                                ----------     ----------

Cash and cash equivalents at end of period .................    $   82,196     $   52,706
                                                                ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest .....................................    $   22,561     $   23,185
                                                                ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Class A Common Stock ...........................    $    8,712     $   32,582
                                                                ==========     ==========
Assets acquired under capital lease obligations ............    $    4,986     $   12,568
                                                                ==========     ==========
Acquisition of distribution rights .........................    $   45,000     $       --
                                                                ==========     ==========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. The Company does not have any derivative instruments.

5. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The average number of shares outstanding for the three and nine month periods ended September 30, 1997 have been presented retroactively to give effect to the Company's recapitalization in September 1997.

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                       1998        1997        1998        1997
                                       ----        ----        ----        ----
                                                     (in thousands)

Weighted average number of shares
  of common stock outstanding......   44,124      32,230      42,740      31,541

Diluted income (loss) per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

6. ACQUISITIONS

In January 1998, RSL Finland purchased 90% of the equity of Telecenter Oy, an independent sales agent in Finland, for approximately $30.5 million.

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

In May 1998, RSL Sweden purchased 100% of the equity of Tele 2001, a Swedish Telecommunications reseller, for approximately $1.0 million.

In May 1998, the Company acquired for approximately $33.6 milion a 49.86% ownership interest in Telegate Holding GmbH ("Telegate Holding"), which holds a 54.55% ownership interest in Telegate AG ("Telegate"), resulting in a 27.19% economic interest in Telegate. Telegate is a directory information provider in Germany. The Company is accounting for the investment using the equity method of accounting. The investment is included in investment in unconsolidated subsidiaries and has been adjusted for the Company's pro-rata allocable loss.

In connection with this transaction, the Company granted to Metro Holding, a minority shareholder of Telegate Holding, the right (the "Telegate Put Option") to exchange its shares in Telegate Holding, representing 25% on a fully diluted basis of the shares of Telegate, for Class A Common Stock of the Company. The Telegate Put Option is only exercisable if Telegate has a positive EBITDA (as defined) for a three month period ending on or before May 31, 1999 and if any class of securities of Telegate is not, at such time, publicly traded. If the Telegate Put Option is exercised, at such time, the equity values of Telegate Holding and the Company would be determined. The exercise of the Telegate Put Option will require the Company to begin accounting for Telegate as a majority controlled consolidated subsidiary. The Company will also be required, at such time, to commence a fair value study to determine the allocation of its purchase price for the additional Telegate Holding shares, between the proportionate net assets acquired and liabilities assumed. Currently, there has been no accounting treatment applied to the Telegate Put Option.

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

In connection with the Westel Acquisition and in compliance with the Canadian Telecommunications Act (the "Telecom Act"), the Company agreed to transfer (the "MK Network Transfer") Westel's "telecommunications facilities" (as defined in the Telecom Act) to MK Telecom Network Inc. ("MK Network"), an entity in which the Company owns a 46.7% beneficial interest, for a purchase price of approximately $6.5 million, the Company's historical cost basis of the assets transferred to MK Network (such assets were purchased in the Westel acquisition). The MK Network transfer was effective as of July 31, 1998. The Company recorded its investment in MK Network as an equity investment which was completed through a transfer of assets, which was recorded at the Company's historical cost basis (which also approximates net realizable value). The assets transferred consist of telecommunications microwave facilities. Westel and MK Network are not related parties.

In June 1998, the Company entered into a marketing and distribution services agreement with Metro Holding AG ("Metro Holding"), the management holding company for Metro AG, one of the largest retailers in Europe. Under this agreement, Metro Holding will assist the Company in promoting, marketing, selling and distributing the Company's services through Metro AG's wholesale and retail operations in Europe. This arrangement is designed to provide the Company access to Metro AG's extensive distribution network and customer base (which includes a large number of small and medium-sized businesses) and is expected to significantly accelerate the Company's penetration into key European markets. In connection with its alliance with the Company, Metro Holding initially acquired in April 1998 a 12.5% equity interest in RSL Europe. In June 1998, Metro holding converted all of its interest in RSL Europe into 1,607,142 shares of Class A Common Stock (based on value for value) and purchased an equal number of Class A Common Stock from certain shareholders of the Company. In the aggregate, Metro Holding acquired approximately 7.2% of the outstanding stock of the Company, which it is required to hold until at least April 1, 2001. The Company has recorded in the financial statements the issuance of such equity at fair market value, $45 million, based on the quoted market value of the Company's stock at the time of the transaction, and has recorded the distribution rights as an asset in a like amount which is being amortized over the five-year life of the agreement.

In July 1998, RSL Italy acquired 75% of the equity of Comesa, a telecommunications company located in Northern Italy, for approximately $1.0 million.

In July 1998, RSL COM France purchased 100% of the equity of Geovox SARL, a prepaid calling card company operating in Paris, France for approximately $6.5 million.

In July 1998, RSL Austria acquired 100% of the equity of TC Telecom GmbH, a telecommunications reseller located in Austria, for approximately $1.1 million.

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

All of the above acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of acquisition and is being amortized using the straight-line method over fifteen years.

The valuation of the above acquired assets and liabilities, is final at September 30, 1998, including goodwill.

7. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of September 30, 1998 and as of December 31, 1997. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's North American and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL. RSL has not presented separate financial statements and other related disclosure concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the Notes. RSL's financial statements are, except for RSL's capitalization, Delta Three operations, Asia/Pacific Rim operations, Latin American operations, corporate overhead expenses and available credit facilities, identical to the financial statements of RSL PLC.

                                                      As of            As of
                                                   September 30,    December 31,
                                                       1998             1997
                                                       ----             ----
                                                           (in thousands)

Current Assets ...........................           $302,699        $212,568

Non-current Assets .......................            737,064         324,118

Current Liabilities ......................            349,782         122,672

Non-current Liabilities ..................            938,967         557,448

                                               Nine Months         Nine Months
                                                  ended                ended
                                               September 30,       September 30,
                                                   1998                1997
                                                   ----                ----
                                                        (in thousands)

Net Revenue ........................            $ 473,482           $ 178,711

Net Loss ...........................             (138,506)            (58,243)

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

9. RESTATEMENT

Subsequent to the issuance of the Company's 1998 Form 10-Q for the quarterly period ended September 30, 1998, the Company determined that it should change from the cost to the equity method of accounting for its investment in its unconsolidated subsidiaries Maxitel and Telegate. Additionally, the Company determined that its estimated life of the customer base acquired from First Direct did not accurately reflect the assumed customer life. As a result, the Condensed Consolidated Balance Sheet as of September 30, 1998, the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998, and the Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 1998 have been restated from the amounts previously reported to reflect the change in the Company's accounting for its investment in unconsolidated subsidiaries under the equity method and the change in the estimated useful life of the customer base from 15 years to 5 years. The Company has also reclassified to other current assets the current portion of its distribution agreement which had been previously included in Goodwill and other Intangibles - Net.

A summary of the significant effects of the restatement is as follows:

Statements of Operations
For the Periods Ended September 30:

                                                                     Three Months             Nine Months
                                                                     ------------             -----------
                                                                  As                       As
                                                              previously                previously        As
                                                               reported    As restated   reported     restated
                                                               --------    -----------   --------     --------
                                                                 (in thousands, except for loss per share)
Depreciation and Amortization .............................   $ (21,058)   $ (22,158)   $ (42,182)   $ (43,282)
Loss From Operations ......................................     (33,135)     (34,235)     (87,739)     (88,839)
Loss in Equity Interest of Unconsolidated Subsidiaries ....        --         (1,625)        --         (1,625)
Loss Before Extraordinary Item ............................     (56,216)     (58,941)    (132,726)    (135,451)
Net Loss After Extraordinary Item .........................     (56,216)     (58,941)    (153,526)    (156,251)
Loss Per Share of Common Stock Before
   Extraordinary Item .....................................       (1.27)       (1.34)       (3.11)       (3.17)
Loss Per Share of Common Stock After
   Extraordinary Item .....................................       (1.27)       (1.34)       (3.59)       (3.66)

Balance Sheet
At September 30, 1998
                                                        As
                                                     previously           As
                                                      reported         restated
                                                      --------         --------
                                                           (in thousands)

Available for Sale Securities ..................     $   33,661      $     --
Prepaid Expenses and Other Current Assets ......         76,379          85,379
Total Current Assets ...........................        377,980         353,319
Investment in Unconsolidated Subsidiaries ......           --            35,458
Goodwill and Other Intangibles, Net ............        526,956         516,856
Deposits and Other Assets ......................         38,802          35,380
Total Assets ...................................      1,169,774       1,167,049
Accumulated Deficit ............................       (301,465)       (304,190)
Total Shareholders' Equity .....................         20,744          18,019
Total Liabilities and Shareholders' Equity .....      1,169,774       1,167,049

Summarized Financial Information for RSL PLC
For the Period Ended September 30, 1998
                                                         As
                                                      previously          As
                                                       reported        restated
                                                       --------        --------

Net Loss .......................................       (135,781)       (138,506)

At September 30, 1998
                                                         As
                                                      previously          As
                                                       reported        restated
                                                       --------        --------

Current Assets .................................        336,360         302,699
Non-current Assets .............................        706,128         737,064

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

Subsequent to the issuance of the Company's 1998 Form 10-Q for the quarterly period ended September 30, 1998, the Company determined that it should change from the cost to the equity method of accounting for its investment in its unconsolidated subsidiaries Maxitel and Telegate. Additionally, the Company determined that its estimated life of the customer base acquired from First Direct did not accurately reflect the assumed customer life. As a result, the Condensed Consolidated Balance Sheet as of September 30, 1988, and the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1998, have been restated from the amounts previously reported to reflect the change in the Company's accounting for its investment in unconsolidated subsidiaries under the equity method and the change in the estimated useful life of the customer base from 15 years to 5 years. The Company has also reclassified to other current assets the current portion of its distribution agreement which had been previously included in Goodwill and Other Intangibles - Net.

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

North American Operations

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                                 1998         1997            1998         1997
                                                                 ----         ----            ----         ----
                                                                                   (unaudited)
                                                           (in thousands, except percentage of consolidated revenues)
Revenues ..................................................   $ 145,730    $  57,602       $ 305,673    $ 127,491
Percentage of consolidated revenues .......................        54.8%        69.2%           54.2%        66.2%
Operating costs and expenses:
   Cost of services (exclusive of depreciation
       and amortization shown separately below) ...........     116,972       53,738         253,200      117,666
   Selling, general and administrative expenses ...........      27,113        8,929          53,348       20,478
   Depreciation and amortization ..........................       4,106        1,428           8,014        4,009
                                                              ---------    ---------       ---------    ---------
                                                                148,191       64,095         314,562      142,153
                                                              ---------    ---------       ---------    ---------
Loss from operations ......................................   $  (2,461)   $  (6,493)      $  (8,889)   $ (14,662)
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

European Operations

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                                 1998         1997            1998         1997
                                                                 ----         ----            ----         ----
                                                                                   (unaudited)
                                                           (in thousands, except percentage of consolidated revenues)
Revenues ..................................................   $  84,721    $  18,934       $ 168,672    $  51,220
Percentage of consolidated revenues .......................        31.9%        22.7%           29.9%        26.6%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
       amortization shown separately below) ...............      66,287       14,494         136,779       40,746
      Selling, general and administrative expenses ........      26,117       12,272          64,118       32,879
      Depreciation and amortization .......................       6,067        1,893          14,298        4,298
                                                              ---------    ---------       ---------    ---------
                                                                 98,471       28,659         215,195       77,923
                                                              ---------    ---------       ---------    ---------
Loss from operations ......................................   $ (13,750)   $  (9,725)      $ (46,523)   $ (26,703)
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

Asia and Pacific Rim Operations

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                                 1998         1997            1998         1997
                                                                 ----         ----            ----         ----
                                                                                   (unaudited)
                                                           (in thousands, except percentage of consolidated revenues)

Revenues ..................................................   $  35,156    $   6,650       $  89,219    $  13,836
Percentage of consolidated revenues .......................        13.2%         8.0%           15.8%         7.2%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
       amortization shown separately below) ...............      26,827        6,139          71,738       12,756
   Selling, general and administrative expenses ...........       9,767        1,304          20,555        2,674
   Depreciation and amortization ..........................       1,361          143           3,604          268
                                                              ---------    ---------       ---------    ---------
                                                                 37,955        7,586          95,897       15,698
                                                              ---------    ---------       ---------    ---------
Loss from operations ......................................   $  (2,799)   $    (936)      $  (6,678)   $  (1,862)
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

Results Of Operations For The Three Months Ended September 30, 1998 Compared To The Three Months Ended September 30, 1997

      Revenues. Revenues increased to $265.9 million for the three months ended September 30, 1998 compared to $83.2 million for the three months ended September 30, 1997, an increase of 219%. This increase is due primarily to the growth in the Company's North American revenues from $57.6 million for the three months ended September 30, 1997 to $145.7 million for the same period this year and the Company's European revenues, which increased from $18.9 million for the three months ended September 30, 1997 to $84.7 million for the same period this year. The Company had revenue generating operations in the United States, Canada, 14 European countries, Venezuela, Australia and Japan during the third quarter of 1998. The increase in the Company's North American revenues was primarily due to acquisitions, which contributed $61.1 million and $0.0 for the three months ended September 30, 1998 and 1997, respectively, a significant increase in the Company's U.S. commercial customer base, and increased traffic volume from existing customers. Revenues from the Company's European operations increased as a result of increased sales of prepaid calling cards, which contributed $6.4 million and $0.0 for the three months ended September 30, 1998 and 1997, respectively, and through acquisitions, primarily the Motorola Tel.co acquisition, completed after September 30, 1997, which contributed $45.3 million and $0.0 for the three months ended September 30, 1998 and 1997 European revenues, respectively, and an increase in the Company's European customer base. Revenues from the Company's Asia/Pacific Rim operations increased to $35.2 million for the three months ended September 30, 1998, compared with $6.7 million for the third quarter of 1997 primarily as a result of various acquisitions which had taken place throughout the period.

      Cost of Services (exclusive of Depreciation and Amortization discussed separately below). Cost of services increased to $210.3 million for the three months ended September 30, 1998 from $74.4 million for the three months ended September 30, 1997, an increase of 183%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 79.1% for the three months ended September 30, 1998 from 89.4% for the three months ended September 30, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased diversification in the Company's customer base, increases in commercial accounts and mobile subscribers which positively impacted the Company's profitability, and the improvement in the Company's North American operations' costs of services which represented 55.6% of the Company's total cost of services in the period. This was offset by the Company's European operations which experienced problems in purchasing capacity in Germany and France due to certain delays in implementing deregulation in these countries. Accordingly, traffic arising from increased prepaid card sales in these countries had to be carried over uneconomical overflow capacity which produced low and in certain cases negative gross margins for the Company's prepaid operations in Germany and France. The Company believes that these capacity problems were temporary and had since been corrected. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries of operation, on routes on which it has experienced, or anticipates experiencing, overflow traffic.

      Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 1998 increased by $43.8 million, or 184%, to $67.7 million from $23.9 million for the three months ended September 30, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations, the hiring of new personnel in Europe and as a result of acquisitions in North America and Australia. The Company's European operations contributed $26.1 million or 38.6% of the Company's consolidated SG&A for the three month period ended September 30, 1998, although such operations accounted for only 31.9% of the Company's total revenues for such period. European SG&A expense increased as a result of the Motorola Tel.co acquisition and the significant increase in employees in many of the Company's European operations. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion and start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 310% to $22.2 million for the three months ended September 30, 1998 from $5.4 million for the three months ended September 30, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

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

      Foreign Exchange Loss. Foreign exchange loss increased to $8.9 million for the three months ended September 30, 1998 from $0.0 for the three months ended September 30, 1997, primarily as a result of the increase in the Deutsche mark against the U.S. dollar in connection with the Company's 1998 Deutsche mark denominated Senior Discount Notes.

      Loss in Equity Interest of Unconsolidated Subsidiaries. Loss in equity interest of unconsolidated subsidiaries increased to $1.6 million for the three months ended September 30, 1998 from $0.0 for the three months ended September 30, 1997 to account for the Company's pro-rata allocable loss in the investments of Maxitel and Telegate.

      Loss Before Extraordinary Item. Loss before extraordinary item increased to $58.9 million for the three months ended September 30, 1998, as compared to net loss of $27.3 million for the three months ended September 30, 1997 due to the factors described above.

Results Of Operations For The Nine Months Ended September 30, 1998 Compared To The Nine Months Ended September 30, 1997

      Revenues. Revenues increased to $564.1 million for the nine months ended September 30, 1998 compared to $192.6 million for the nine months ended September 30, 1997, an increase of 193%. This increase is due primarily to the growth in the Company's North American revenues from $127.5 million for the nine months ended September 30, 1997 to $305.7 million for the same period this year and the Company's European revenues, which increased from $51.2 million for the nine months ended September 30, 1997 to $168.7 million for the same period this year. The Company had revenue generating operations in the United States, Canada, 14 European countries, Venezuela, Australia and Japan during the first nine month period of 1998. The increase in the Company's North American revenues was primarily due to acquisitions, which contributed $98.1 million and $0.0 for the nine months ended September 30, 1998 and 1997, respectively, a significant increase in the Company's U.S. commercial customer base and increased traffic volume from existing customers. Revenues from the Company's European operations increased as a result of increased sales of prepaid calling cards, which contributed $20.6 million and $0.0 for the nine months ended September 30, 1998 and 1997, respectively, through acquisitions, primarily the Motorola Tel.co acquisition, completed after September 30, 1997, which contributed $62.6 million and $0.0 for the nine months ended September 30, 1998 and 1997 European revenues, respectively, and an increase in the Company's European customer base. Revenues from the Company's Asia/Pacific operations increased to $89.2 million for the nine months ended September 30, 1998, compared with $13.8 million for the same period of 1997, primarily as a result of various acquisitions which had taken place throughout the period.

      Cost of Services (exclusive of Depreciation and Amortization discussed separately below). Cost of services increased to $462.2 million for the nine months ended September 30, 1998 from $171.2 million for the nine months ended September 30, 1997, an increase of 170%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 81.9% for the nine months ended September 30, 1998 from 88.9% for the nine months ended September 30, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased diversification in the Company's customer base, increases in commercial accounts and mobile subscribers which positively impacted the Company's profitability, and the improvement in the Company's North American operations' costs of services which represented 54.8% of the Company's total cost of services in the period. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries' of operation on routes on which it has experienced or anticipated experiencing, overflow traffic. This was offset by the Company's European operations which experienced problems in purchasing capacity in Germany and France due to certain delays in implementing deregulation in these countries. Accordingly, traffic arising from increased prepaid card sales in these countries had to be carried over uneconomical overflow capacity which produced low and in certain cases negative gross margins for the Company's prepaid operations in Germany and France. The Company believes that these capacity problems were temporary and had since been corrected.

      Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 1998 increased by $85.4 million, or 138%, to $147.5 million from $62.1 million for the nine months ended September 30, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations, and the hiring of new personnel in Europe and as a result of acquisitions in North America and Australia. The Company's European operations contributed $64.1 million or 43.5% of the Company's consolidated SG&A for the nine months ended September 30, 1998, although such operations accounted for only 29.9% of the Company's total revenues in such period. European SG&A expense increased as a result of the Motorola Tel.co acquisition and the significant increase in employees in many of the Company's European operations. SG&A expense will continue to increase as a result of start-up costs and infrastructure expansion and start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 201% to $43.3 million for the nine months ended September 30, 1998 from $14.4 million for the nine months ended September 30, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions. Depreciation and amortization expense is expected to increase in the future as the Company acquires additional businesses and assets.

      Interest Income. Interest income increased to $13.2 million for the nine months ended September 30, 1998 from $9.9 million for the nine months ended September 30, 1997, primarily as a result of interest earned on the proceeds of the 1998 Notes (as defined herein).

      Interest Expense. Interest expense increased to $51.6 million for the nine months ended September 30, 1998 from $28.9 million for the nine months ended September 30, 1997, primarily as a result of interest related to the 1998 Notes.

      Foreign Exchange Loss. Foreign exchange loss increased to $10.6 million for the nine months ended September 30, 1998 from $0.0 for the nine months ended September 30, 1997, primarily as a result of the increase in the Deutsche mark against the U.S. dollar in connection with the Company's 1998 Deutsche mark denominated Senior Discount Notes.

      Loss in Equity Interest of Unconsolidated Subsidiaries. Loss in equity interest of unconsolidated subsidiaries increased to $1.6 million for the nine months ended September 30,1998 from $0.0 for the nine months ended September 30, 1997 to account for the Company's pro-rata allocable loss in the investments of Maxitel and Telegate.

      Loss Before Extraordinary Item. Loss before extraordinary item increased to $135.5 million for the nine months ended September 30, 1998, as compared to net loss of $68.1 million for the nine months ended September 30, 1997 due to the factors described above. An extraordinary item of $20.8 million for the nine months ended September 30, 1998 represents primarily the premium paid to retire approximately $127 million of the original $300 million of the Company's 1996 Notes. The Company had no such expense in the nine month period ended September 30, 1997.

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

Cash used in operating activities for the nine months ended September 30, 1998 totaled $116.4 million compared with $60.4 million for the same period in 1997. Capital expenditures for the nine months ended September 30, 1998 were $104.9 million compared with $26.8 million for the comparable period in 1997. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. The Company intends to increase significantly its capital expenditures to expand and develop the Company's infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU's and interests in inter-city fiber routes in European countries and installing additional national and international telephone gateway switches. Funds expended for acquisitions were $271.2 million during the nine months ended September 30, 1998 compared with $26.8 million for the nine months ended September 30, 1997. At September 30, 1998, the Company had $28.6 million of working capital deficit as compared to $83.1 million of working capital on December 31, 1997.

The Company's indebtedness was approximately $712.0 million at September 30, 1998 of which $699.4 million represented long-term debt and $12.6 million represented short-term debt. Substantially all such indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by RSL.

In October 1996, RSL PLC consummated the offering of $300.00 million of 12 1/4% Senior Notes due 2006, $127.5 million of which was redeemed by RSL PLC in April 1998. In February 1998, RSL PLC consummated the offering of $200.0 million of 9 1/8% Senior Notes due 2008 and $328.1 million ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008. In March 1998, RSL PLC Consummated the offering of DM296.0 million (the "New Offering") (approximately $99.1 million initial accreted value) of 10% Senior Discount Notes (the "New Notes"). In addition, upon the closing of the New Offering on November 9, 1998, the Company will issue $100 million ($94.5 million initial accreted value) of 12% Senior Notes due 2008. The foregoing debt securities were issued (or, in the case of the New Notes will be issued) under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

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

One of the Company's primary equipment vendors has provided to the Company $75.0 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At

September 30, 1998, there was approximately $7.3 million available under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

In October 1998, the Company obtained from a group of its officers and directors and affiliates thereof (the "New Lender") commitments for up to $35 million of revolving credit under the New Credit Facility; subject to the negotiation and execution of final documentation. Amounts borrowed under the New Credit Facility will accrue interest at LIBOR plus 5% per annum. RSL PLC will be the borrower and RSL will guarantee any obligations of RSL PLC under the New Credit Facility. The commitments of the New Lenders under the New Credit Facility will expire on the earlier of January 15, 2000 and the date of any change of control of RSL.

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

The commitment under the Company's revolving credit facility with The Chase Manhattan Bank was $7.5 million at June 30, 1998, which amount was permanently reduced to $5 million at July 1, 1998. Approximately $3.5 million of the commitment under the facility was utilized at September 30, 1998. The facility is payable on June 30, 1999 and accrues interest, at the Company's option, at
(i) the lender's prime rate per annum or (ii) LIBOR plus 1% per annum. The Company, through LDM, has a $10.0 million revolving credit facility. There was $8.1 million outstanding under this facility at September 30, 1998. This Facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum.

When market conditions are favorable, the Company plans to raise substantial additional capital to fund its capital expenditures, acquisitions, strategic alliances, start-up operations and anticipated substantial net losses. If market conditions are not favorable, the Company believes that the net proceeds from the Offerings and the New Offering, together with the remaining net proceeds of prior securities offerings and availability under its revolving credit facilities, vendor financing facility and short-term lines of credit, New Credit Facility, and overdraft facilities from local banks, will be sufficient to fund a reduced capital expenditure and expansion plan for its existing operations, as well as continuing net losses, for approximately 9 to 12 months. However, the Company may be required to raise additional capital regardless of market conditions, if the Company's plans or assumptions change or prove to be inaccurate, if the Company identifies additional required or desirable infrastructure investments or acquisitions, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the Offerings and New Offering, together with the remaining proceeds of prior securities offerings and other sources of liquidity otherwise prove to be insufficient.

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

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. The Company does not have any derivative instruments.

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

In addition to assessing its own systems, the Company is conducting an external review o fits vendors and suppliers, including equipment and system providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. Based on preliminary discussions with L.M. Ericsson A.B. ("Ericsson"), the Company's primary equipment vendor, the Company believes that the equipment provided to the Company by Ericsson will be Year 2000 compliant. The Company may experience problems to the extent that other telecommunications carriers whose services are resold by the Company or to which the Company sends traffic for termination are not Year 2000 compliant. There can be no assurance that such problems will not have a material adverse effect on the Company.

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

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

            27.1 Financial Data Schedule

      Reports on Form 8-K:

            On August 25, 1998, the Company filed a Current Report on Form 8-K, in accordance with Item 5, in connection with the Metro Agreement.

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

                                          RSL COMMUNICATIONS, LTD.

Date:  November 9, 1998                   By /s/  Mark Hirschhorn
       ----------------                      -----------------------------------
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