Form 10-K
period 1998-12-31
RSL COMMUNICATIONS LTD
filed 1999-03-31
CIK 1036297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1998

|_| Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________________ to ___________________

                         Commission file number 0-23139

                            RSL COMMUNICATIONS, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Bermuda                    4813                        N/A
      ----------------        --------------------     ------------------------
      (State or Other          (Primary Standard           (I.R.S. Employer
      Jurisdiction of              Industrial            Identification Number)
      Incorporation or          Classification
       Organization)             Code Number)

                                 Clarendon House
                                  Church Street
                             Hamilton HM CX Bermuda
                                 (441) 295-2832
                             ----------------------
                             (Address and telephone
                                    number of
                             registrant's principal
                               executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

               Class A Common Shares, par value $.00457 per share
               --------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

================================================================================

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 24, 1999, 26,724,580 Class A Common Shares of the registrant were outstanding and 26,245,315 Class B Common Shares of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $715.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Location in Form 10-K in Which
                Document                            Document is Incorporated
                --------                        ------------------------------

     Registrant's 1999 Proxy Statement                     PART III
     to be filed with the Commission
     no later than April 30, 1999

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

                                     PART IV

     Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                     PART I


ITEM 1.  BUSINESS

COMPANY OVERVIEW

     RSL Communications, Ltd. (together with its subsidiaries, the "Company") is a rapidly growing multinational telecommunications company which provides a broad array of services, with a focus on international long distance voice services, to small and medium-sized businesses in key markets. The Company's services include international and national fixed and wireless, calling card, fax, data, Internet, private line and other value-added telecommunications services. The Company began operations in the United States in 1995 and has since grown rapidly through acquisitions, strategic investments, joint ventures and alliances and the start-up of its own operations in key markets. The Company generates revenue in 19 countries in which approximately 70% of all international long distance telecommunications minutes were originated in 1997.

COMPANY OPERATIONS

     The Company conducts its operations in four principal regions: North America, Europe, Asia/Pacific Rim and Latin America. The Company has developed a different strategy for each region, driven in part by the pace of local deregulation. In each region, the Company conducts its operations within a given country through a local subsidiary (a "Local Operator").

     NORTH AMERICA. The Company began operations in the U.S. in 1995 through RSL COM U.S.A., Inc. ("RSL USA"). Through recent acquisitions, the Company has enhanced its U.S. network and its ability to originate and terminate U.S. long distance traffic, and expanded the range of services offered to its customers. In July 1998, the Company acquired the business of Westinghouse Communications ("WestComm") from CBS Corporation for a cash purchase price of $91.2 million and the assumption of certain liabilities in the amount of $38.3 million. WestComm provides voice telephony, data services (including frame relay and TCP/IP networks) and Internet access to a customer base consisting primarily of small to medium-sized businesses through a network of six national switches. The Company is integrating WestComm's network, complementary customer base and sales and distribution channels with the Company's existing operations, and is offering to certain existing customers the expanded range of WestComm services, including data and Internet services.

     In addition, the Company has recently expanded its North American operations outside the U.S. and, as a result, will soon be able to terminate traffic on "RSL-NET," the Company's integrated digital telecommunications network, in certain regions of Canada and Mexico, the two largest country destinations for U.S. originated traffic. In July 1998, the Company acquired Westel Telecommunications Ltd. ("Westel") from British Columbia Railway Company for approximately $37.6 million. Westel is a telecommunications company that provides a broad range of enhanced telecommunications services, including long distance, data, private line and Internet access throughout British Columbia. Also, the Company, through certain subsidiaries of RSL COM Latin America, Ltd., acquired switches and fiber optic cable covering 14 cities in Mexico, which were fully installed in 1998.

     EUROPE. The Company currently has operations in 14 countries in Europe. In anticipation of deregulation, the Company has established a significant presence in most major EU markets through a series of acquisitions. Pursuing its "first to market" entry strategy, the Company has made significant investments in advance of customer acquisition to establish operations, retain qualified personnel and build a recognized brand name. In the fully deregulated European markets in which it operates, the Company (i) has been permitted to interconnect its switches directly with the local exchange network, instead of through more expensive means, such as leased lines or dial-in access, and (ii) has linked, or is in the process of linking, with RSL-NET through owned international transmission facilities directly, instead of entering into long-term lease agreements for international capacity at a high fixed cost or purchasing per-minute of use termination rates from the dominant carrier. The Company will continue to make significant investments to acquire its own international transmission facilities where such facilities are available and ownership of such facilities is cost effective and warranted by traffic patterns.

     During 1998, the Company completed a number of alliances and acquisitions in Europe in order to significantly expand its distribution channels and broaden its customer base and product offerings.

o The Company acquired the business of Motorola Tel.co in the United Kingdom and Germany from Motorola Inc. for approximately $68.1 million in cash and the assumption of certain liabilities in the amount of $10.6 million. Motorola Tel.co resells wireless services and related products in these countries to a base of over 350,000 subscribers. This transaction significantly increases the number of direct customer relationships in Europe and allows the Company to cross-sell long distance and wireless services.

o The Company entered into a marketing and distribution services agreement with Metro Holding AG ("Metro Holding"), the management holding company for Metro AG, one of the largest retailers in Europe with 750 operating units in 18 European countries. Under this agreement, Metro Holding will assist the Company in promoting, marketing, selling and distributing the Company's services through Metro AG's wholesale and retail operations in Europe. This arrangement is designed to provide the Company access to Metro AG's extensive distribution network and customer base (which includes a large number of small and medium- sized businesses) and is expected to significantly accelerate the Company's penetration into key European markets. In connection with its alliance with the Company, Metro Holding initially acquired in April 1998 a 12.5% equity interest in RSL COM Europe, Ltd. ("RSL Europe"). In June 1998, Metro Holding converted all of its interest in RSL Europe into 1,607,142 shares of Class A Common Stock (based on value for value) and purchased an equal number of Class A Common Stock from certain shareholders of the Company. As of December 31, 1998, Metro Holding held approximately 6.1% of the outstanding stock of the Company in the aggregate, which it is required to hold until at least April 1, 2001.

o The Company acquired a majority interest in Telegate Holding GmbH ("Telegate Holding"), the controlling holding company of Telegate AG ("Telegate"), Europe's third largest directory information provider, for approximately $33.6 million. An affiliate of Metro Holding owns a minority interest in Telegate and Telegate Holding. The Company, together with Telegate, plans to expand Telegate's services and provide international directory services and call completion throughout Europe utilizing RSL-NET. The Company may, in certain limited circumstances, be required to issue shares of Class A Common Stock to Metro Holding and its affiliates in exchange for their interests (approximately 25%) in Telegate Holding ("Telegate Exchange").

o The Company purchased 90% of the equity of Telecenter Oy, an independent sales agent in Finland, for approximately $14.4 million.

     In February 1999, the Company, through its subsidiary RSL COM Deutschland GmbH, entered into an agreement with Debitel Kommunikationstechnik GmbH & Co. KG ("Debitel"), Europe's largest mobile reseller, pursuant to which Debitel will utilize the Company's fixed wire network for certain new services that will be provided by Debitel to German customers.

     ASIA/PACIFIC RIM. Most markets in the Asia/Pacific Rim region are in the earliest stages of deregulation, with the notable exception of Australia, which is at a significantly more advanced stage of deregulation. The Company began operations in Australia in April 1997 and has established a significant presence in that market. The Company also initiated start-up operations in Japan in July 1998.

     In March 1998, the Company acquired the customer base of First Direct Communications Pty, Limited and Link Telecommunications Pty. Ltd., two switchless mobile telecommunications resellers, for approximately $19.6 million.

     The Company is evaluating acquisition opportunities in other Asia/Pacific Rim markets consistent with its global strategy.

     LATIN AMERICA. Most markets in Latin America are in the earliest stages of deregulation. The Company's strategy is to develop, through local operating companies formed in conjunction with local partners, a pan-Latin American network and operations spanning Central and South America and the Caribbean. In mid-1997, the Company formed a joint venture to pursue this strategy with entities controlled by the Cisneros Group of Companies, a group of companies owned by the Cisneros family or in which members of the Cisneros family have an interest that are engaged in a number of diverse commercial enterprises in a variety of countries around the world. Revenues from the Company's Latin American operations accounted for less than 1% of the Company's consolidated revenues for 1997 and 1998.

INDUSTRY OVERVIEW

     According to industry sources, international long distance switched telecommunications traffic worldwide increased from 28 billion minutes in 1989 to 81.8 billion minutes in 1997 and is projected to reach between approximately
128.7 and 158.6 billion minutes by the year 2001. The industry has been undergoing rapid change due to the continued deregulation of the telecommunications market, the construction of additional infrastructure and the introduction of new technologies, which has resulted in increased competition and demand for telecommunications services worldwide.

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

  U.S. INTERNATIONAL LONG DISTANCE MARKET

     The U.S. international long distance market is large and growing. The growth of the U.S.-originated international long distance market was initially attributable to deregulation and the decrease in prices which accompanied the onset of competition. Deregulation and the resulting competition also led to improvement in service offerings and customer service. More recently, in addition to further U.S. deregulation, the growth of the U.S.-originated international long distance market has been attributable to (i) the continued deregulation of other telecommunications markets throughout the world, (ii) the privatization of existing government-owned post, telegraph and telephone monopolies ("PTTs"), (iii) increased capacity, improved quality and lower operating costs attributable to technological improvements, (iv) the expansion of telecommunications infrastructure and (v) the globalization of the world's economies and free trade.

     The profitability of the traditional U.S.-originated international long distance market is principally driven by the difference between settlement rates (the rates paid to other carriers to terminate an international call) and billed revenues. Increased competition arising from deregulation and privatization and pressure arising from increased global trade have brought about reductions in settlement rates and end-user prices, reducing termination costs for United States based carriers. The Company believes that as settlement rates and costs for leased capacity continue to decline, international long distance will continue to provide high revenue and gross profit per minute, although there can be no assurance in this regard.

  EUROPEAN INTERNATIONAL LONG DISTANCE MARKET

     In Europe, deregulation, together with significant advances in technology that have decreased the cost of providing services and allowed the provision of more sophisticated value-added features, have made it possible for other telephone companies to compete with the PTTs in providing international voice telecommunications services. The EC has enacted several directives requiring EU member states to liberalize the market for telecommunications services, including a 1990 EC directive (the "1990 Directive") requiring each member state to liberalize by 1992 all telephony services offered over its public switched telephone network ("PSTN"), with the exception of basic "voice telephony" and specified other services and a 1996 EC directive (the "Full Competition Directive"), requiring member states to liberalize "Open Voice Telephony Services," effective January 1, 1998, except for certain member states who were granted extensions for a specified period of time. Some member states have been late in implementing such directives, however, and there can be no assurance regarding the timing or extent of liberalization in any particular country or the EU in general. In response to these European regulatory changes, a number of different competitors, including the Company, are emerging to compete with the European PTTs.

  ASIA/PACIFIC RIM INTERNATIONAL LONG DISTANCE MARKET

     Deregulation is spreading throughout many of the major markets in Asia and the Pacific Rim. A significant number of countries in these regions are signatories of the GBT Agreement, an international agreement executed in February 1997 that requires signatories to open their telecommunications markets to competition, and have committed to open their markets to competition. Australia, the Philippines and New

Zealand have already opened their markets to full competition and Hong Kong, Indonesia, Japan, South Korea and Malaysia have legalized the provision of value-added services. Singapore licensed two new operators in 1998.

  LATIN AMERICAN INTERNATIONAL LONG DISTANCE MARKET

     Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Certain countries have competitive local and/or long distance sectors, most notably Chile, which has competitive operators in all sectors. Colombia has granted two long distance operating licenses to local companies, ending the monopoly of Colombia's PTT. In addition, various Latin American countries have completely or partially privatized their national carriers, including Argentina, Brazil, Chile, Mexico, Peru and Venezuela. Venezuela has also legalized value-added services and has targeted January 1, 2000 as the date for deregulation. Brazil privatized its PTT, Telebras, in July 1998, and has also established an independent regulator, ANATEL, to oversee its telecommunications industry. In Mexico, the former PTT has been privatized and its exclusive long distance concession was modified in 1990 to allow other participants to render long distance services as of August 1996. Additionally, the PTT has been required to interconnect with the networks of competitors since January 1997. Competition in Mexico has been initiated and an independent regulator has been established. Peru opened its market to competition in August 1998, ending the monopoly of its PTT, Telefonica del Peru, one year earlier than scheduled.

  OTHER MARKETS

     Despite the growth and deregulatory trends in the global telecommunications market, the pace of change and emergence of competition in many countries, particularly in parts of Africa, remains slow, with domestic and international traffic still dominated by the government-controlled PTTs. The Company believes that international carriers like the Company that have already established, or are in negotiations to establish, operating agreements with the PTTs in many such countries will be well-positioned to capture the benefits of increasing traffic flows as the telecommunications infrastructure in these countries is expanded. Although there is a general trend towards deregulation worldwide, there can be no assurance regarding the timing or the nature of deregulation, whether any deregulation will occur at all or whether any trend towards deregulation will not be reversed in any particular country.

COMPANY STRATEGY

     The Company's strategy is to capitalize on the growth, deregulation and profitability of the international long distance market. The key elements of this strategy are as follows:

  FOCUS ON PROVIDING INTERNATIONAL LONG DISTANCE SERVICES

     The Company provides a broad array of international and domestic services but focuses on providing services to end-users which generate significant calling traffic between countries to capitalize on (i) the continued growth of international traffic and (ii) the margin opportunity created by the high end-user rates currently maintained by PTTs and other dominant carriers.

  IDENTIFY AND ENTER KEY MARKETS AHEAD OF FULL DEREGULATION

     The Company seeks to identify markets that originate or terminate significant levels of international traffic and are being deregulated. The Company then seeks to enter these markets ahead of full deregulation to gain competitive advantages over carriers that enter after deregulation is complete. These advantages include (i) developing multiple sales and distribution channels and a customer base prior to widespread competition, (ii) acquiring experienced management, including technical and marketing personnel, (iii) achieving name recognition as an early competitor to the incumbent PTTs, and (iv) a greater chance of obtaining necessary licenses. In countries that are in the process of deregulating, competition is often restricted to a limited number of specific services. In such cases, the Company employs a two-stage market penetration strategy whereby initially the Company takes advantage of current market conditions by offering the allowed services, then subsequently leverages the advantages of its early entry, including name recognition and established marketing and distribution capabilities, to take advantage of full deregulation.

  TARGET SMALL AND MEDIUM-SIZED BUSINESSES

     The Company focuses on offering high quality products and services to small and medium-sized businesses that originate in excess of $500 per month in international telephone calls. The Company believes that this segment accounts for a significant percentage of international calling traffic in most markets and offers significant market opportunities because it has traditionally been underserved by the major global telecommunications carriers and the PTTs. By offering a broad range of interrelated services and continuing its commitment to provide high quality customer service, the Company seeks to strengthen its direct relationships with a diverse and rapidly growing customer base and build customer loyalty.

  BUILD A COST COMPETITIVE GLOBAL NETWORK

     By integrating its current and future owned switching facilities, known as points of presence ("POPs"), into RSL-NET, the Company believes that it will be able to originate, transport and terminate traffic utilizing its own network, thereby bypassing the high costs associated with the transport of the international portion of a call through a third party carrier. Substantially all of the Local Operators have network switching facilities to provide international voice and other telecommunications services in their markets. The Company currently connects its facilities principally by a combination of ownership interests in fiber optic systems and private leased lines. The Company intends to continue to make significant investments in its own fiber routes and other transmission facilities where such facilities become available and if such investments are cost effective and warranted by traffic patterns.

  EXPAND MARKETING AND DISTRIBUTION CHANNELS

     The Company will continue to develop marketing and distribution channels to expand its customer base, particularly in its target market of small to medium-sized businesses. The Company has been innovative in seeking marketing partners to better identify potential customers and penetrate markets on a cost-efficient basis. Also, the Company capitalizes on cross-selling opportunities as it adds new customer bases and products through acquisitions and strategic alliances. In addition, the Company plans to introduce a universal brand image to create worldwide name recognition.

  PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES

     The Company seeks to acquire control of businesses with an established customer base, compatible operations, licenses to operate as an international carrier, experience with additional or emerging telecommunications products and technologies, and experienced management. In addition, the Company seeks to enter into strategic alliances that the Company believes will enable an accelerated and cost effective expansion of its business.

  LEVERAGE EXPERTISE OF MANAGEMENT TEAM

     The Company has attracted experienced management from the telecommunications industry to facilitate the integration of its regional operations. Many of its key managers have had significant experience with incumbent providers and early competitors in deregulating markets. In addition, the Company generally retains key management in the companies it acquires. As a result, the Company believes that it is well positioned to manage the integration of acquisitions and the rapid growth of its customer base and network infrastructure.

  EXPAND INTERNET-BASED TELEPHONY AND ON-LINE SERVICE OFFERINGS

     Through Delta Three, Inc. ("Delta Three"), its wholly-owned subsidiary, the Company seeks to expand its Internet Protocol ("IP") telephony service offerings by increasing its investment in Internet gateway servers and expanding its sales and marketing channels. Delta Three uses IP protocol as a transmission standard for voice communications over the public Internet and private intranets, extranets and dedicated leased lines, at substantially reduced transmission and termination costs. Delta Three allows customers to place long distance and international phone calls over Internet or IP networks using standard telephones without requiring additional equipment. Delta Three also offers prepaid calling card services, PC to phone and phone to PC services to retail customers, and termination to wholesale customers. In addition to offering IP telephony services, the Company plans to develop value added services on the Internet and to provide on-line customer service and billing. The Company believes that Delta Three positions the Company at the forefront of the rapidly emerging IP telephony industry. See "Business--Delta Three Operations."

NETWORK

     The Company generally utilizes a single switch technology platform (Ericsson AXE-10 switches) for its international telephony gateway switches. The Company believes that a single switch platform gives the Company a strategic advantage in developing new services and allows the Company to upgrade network software on a more efficient basis when compared to those other global carriers that employ multiple switch technologies. The Company is also pursuing alternative transmission technologies such as the Internet and managed IP networks in order to minimize its operating costs. See "--IP Telephony."

  OWNED FACILITIES

     The Company's owned facilities include switches and interests in international fiber optic cable systems. The Company's 17 international telephony gateway switches are located in New York, Los Angeles, London, Stockholm, Paris, Frankfurt, Helsinki, Vienna, Milan, Copenhagen, Lisbon, Sydney, Zurich and Tokyo. In addition, the Company operates 16 national switches throughout its operations. The Company's existing international telephony gateway switches conform to international signaling and transmission standards provided for in International Telegraph and Telephone Constructive Committee ("CCITT") recommendations and allow the Company to interconnect its network to existing PTT and carrier networks around the world while maintaining quality and dependable services.

     The Company also owns capacity on various international digital fiber optic cable systems. The Company's U.S. operations own indefeasible rights of use ("IRUs") or minimum investment units ("MIUs") on 19 submarine and 2 terrestrial cable systems. The Company's Swedish, U.K. and Australian operations own IRUs on 5, 8 and 4 submarine cable systems, respectively. The Company's Australian operation also owns IRUs in 2 terrestrial cable systems. In addition, the Company has currently committed to purchase capacity on 4 other cable systems and is currently in negotiations to purchase capacity in various other cable systems.

     Recently, the Company, together with its joint venture partner in Mexico, acquired switches and fiber cable covering 14 cities in Mexico, which were fully installed in 1998.

  OPERATING AGREEMENTS

     The Company's operating agreements provide the Company with ability to transmit traffic directly to foreign carriers over jointly-owned facilities rather than utilizing leased capacity. The Company's U.S. operations currently hold 23 operating agreements (one of which allows the Company to transmit traffic into three countries), which provide potential direct access to 22 countries. The Company believes that these agreements constitute significant assets and that the Company is one of only a limited number of carriers within the United States that has been able to secure a significant number of operating agreements with non-U.S. carriers. The Company's Swedish operation currently utilizes two operating agreements which enable it to exchange traffic with Denmark and Norway and the Company's Finnish operation utilizes an operating agreement which enables it to exchange traffic with Russia.

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

  LEASED CAPACITY

     For all routes where the Company does not own facilities or utilize operating agreements, the Company utilizes leased capacity. In addition, the Company has arrangements with local carriers in each country in which it originates traffic to transmit domestic calls from its end-users to its switch. While the Company intends to purchase or construct transmission facilities where such facilities are available for purchase or may be constructed and such purchase or construction is cost-effective and warranted by traffic patterns, a significant percentage of its transmission facilities will continue to be leased. Leased capacity is typically obtained on a per minute basis or a point-to-point fixed cost basis. The Company utilizes leased satellite facilities for traffic to and from those countries where digital undersea fiber optic cables are not available or cost-effective. Leased satellite facilities are also used for redundancy when digital undersea cable service is temporarily interrupted.

  NETWORK STRATEGY

     The Company has connected, or is in the process of connecting, its current switches in all of the countries in which it operates. The Company has connected its current switches and expects to connect its future switches by investing in IRUs, MIUs or transmission capacity on a point-to-point fixed cost basis, subject to local regulatory conditions. In each new market the Company enters, the Company intends to install its own switching facilities which will then be integrated into RSL-NET to improve the Company's overall cost structure. The Company expects that it will realize significant cost savings by routing an increasing portion of its international traffic over its owned and leased facilities as opposed to corresponding via operating agreements, in particular once the markets in which the Company operates deregulate sufficiently to allow interconnect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Deregulation on European Cost of Services." In addition, each of the Local Operators maintains an independent cost structure for all other traffic. By directly linking its operations, the Company will be better able to implement a least cost routing system.

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

     Origination and termination of traffic locally is accomplished through transmission capacity leased on a per minute basis, except where the Company provides private line service. As the Company's operations in a given country grow, the Company generally will install additional POPs and invest in transmission capacity (on a point-to-point fixed cost basis) to connect the new POP to its international gateway switch. This will enable the Company to reduce its dependence on relatively high cost-per-minute leases by reducing the distance calls will travel over capacity leased on that basis.

  PRODUCTS AND SERVICES

     The Company offers a variety of fixed and wireless local, long distance and international products and services to its customers, as well as certain value-added services. Although the Company focuses on providing international service, it also provides domestic long distance services, where permitted under relevant regulations, to accommodate customer demands. In addition, the Company provides, or plans to provide, local services as a competitive Local Exchange Carrier ("LEC") in certain U.S. States by reselling the services of facilities-based LECs.

     The Company provides the services described below to the extent permitted by local regulation in each of its markets.

  LONG DISTANCE SERVICES

     The Company provides domestic and international long distance services to its customers. In nearly every country in which the Company operates in Europe, the Company provides domestic long distance services. In the United States, the Company is certified and tariffed or otherwise authorized to originate intrastate, interexchange calls in 49 States and the District of Columbia and can terminate calls throughout the United States.

  PRIVATE LINE SERVICE

     The Company can provide dedicated point-to-point connections to businesses requiring dedicated private telephone lines for high volumes of voice and data between the customer's offices in certain countries where the Company has revenue generating operations.

  CALLING CARDS

     The Company's calling cards are either prepaid cards or post paid cards (for which calls are billed in arrears). The Company's calling cards provide international call access to or between many countries that have direct dial service with the United States. Prepaid calling cards are similar products to other calling cards, but differ in marketing focus as well as the method of payment. A customer purchases a prepaid card that entitles the customer to make phone calls on the card up to a certain limit. The Company also offers prepaid calling cards that are rechargeable. In all cases, the card number is proprietary to the customer and is secured by means of a personal identification number. The Company currently offers these products in most of its existing operations.

  VALUE-ADDED SERVICES

     The Company currently offers facsimile services in all of its operations, toll-free dialing in the United States, the United Kingdom and Sweden and Internet access in the United States, Sweden and Canada and, in the future, intends to offer most of these services in all markets where it is allowed to do so. The Company also intends to introduce the following services: (i) video-teleconferencing, (ii) on-line billing services, (iii) consolidated billing for all services offered by the Company, (iv) on-line directory assistance, (v) on-line conference calling, and (vi) international directory assistance. In addition, through Delta Three, the Company can offer international long distance voice service to niche markets utilizing IP telephony at discounts to standard international calls.

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

  WIRELESS SERVICES

     The Company provides wireless services to corporate, business and residential subscribers. Through its agreements with network operators, the Company provides subscribers with connection and access to wireless networks and sells airtime services. The Company charges its subscribers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. Subscribers are also offered a wide range of cellular telephones and accessories. Currently, the Company provides wireless services in the United Kingdom, Germany and Australia. The Company cross-sells its long distance services to these subscribers.

  DATA SERVICES

     The Company offers a range of data transmission services to its customers in the U.S. and Canada, including frame relay, TCP/IP networks, Internet access, remote access, e-mail, packet switching, LAN integration and network and facilities management.

CUSTOMERS

     SMALL AND MEDIUM SIZED BUSINESSES. The Company focuses on offering high quality products and services to small and medium-sized businesses with significant international telephone usage (i.e., generally in excess of $500 per month in international phone calls). The Company has focused on industries which traditionally have significant volumes of international traffic. The Company believes that small and medium-sized businesses have generally been underserved by the major global telecommunications carriers and the PTTs, which have focused on offering their lowest rates and best services primarily to higher volume multinational business customers. The Company offers these companies significantly discounted international calling rates as compared to the standard rates charged by the major carriers and PTTs.

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

     RESIDENTIAL CUSTOMERS. The Company targets residential customers in neighborhoods with large immigrant populations and/or with high international calling patterns. The Company intends to capitalize on global immigration patterns to target ethnic communities, primarily for its prepaid calling cards.

     LARGE CORPORATIONS. Primarily as a result of the WestComm acquisition, the Company services a number of large corporations in the United States. The Company also targets large corporations on those routes where the Company's cost structure allows it to compete effectively.

  CUSTOMER MANAGEMENT

     The Company strives to provide competitive pricing, high quality services and superior customer care service and believes that these factors are important to its ability to compete effectively. The Company works closely with its customers to develop competitively priced telecommunications and value-added services (such as customized billing) that are tailored to their needs. The Company has invested significant resources in developing information systems to allow it to provide accurate and timely responses to customer inquiries. In addition, each of the Local Operators has customer service and engineering personnel available to address service and technical problems as they arise.

MARKETING AND SALES

     The Company has developed a wide range of marketing and distribution channels focused on reaching a broad range of customers in the most cost-effective manner. The Company markets its products and services through (i) its direct sales forces, (ii) strategic alliances with companies that have access to significant customer bases, (iii) networks of independent agents and distributors, (iv) strategic alliances with resellers and (v) telemarketing organizations. The Company's services are currently marketed independently by the Local Operators in each country.

     The Company continually seeks innovative ways to expand the scope of its marketing channels and to enhance its ability to identify and retain customers. For example, the Company has recently entered into a strategic alliance with Metro Holding. The Company's alliance with Metro Holding will assist the Company in promoting, marketing, selling and distributing the Company's services through Metro AG's wholesale and retail operations in Europe. In addition, the Company capitalizes on cross-selling opportunities as it adds new customer bases and products through acquisitions and strategic alliances. As a result of its acquisition of Motorola Tel.co, the Company cross-sells its fixed wire and other traditional long distance services to the Motorola Tel.co subscriber base and Motorola Tel.co's wireless services to existing customers.

     Residential customers are targeted in neighborhoods with large immigrant populations, utilizing resource materials and third party market research companies, among other things, as resources for this information. Carriers typically approach the Company directly to inquire about the Company's transit and termination rates.

BILLING SYSTEMS

     The Company owns and operates an Electronic Data Systems ("EDS") IXPlus System that runs on an IBM AS/400 hardware platform. The Company is utilizing the EDS system in the U.S. to: (i) provide sophisticated billing information that can be tailored to meet a specific customer's requirements, (ii) provide high quality customer service, (iii) detect and reduce fraud, (iv) integrate efficiently additions to its customer base and (v) provide real time traffic and call detail management. The Company has also implemented a customer care and trouble management system, as well as developed an information system that produces, among other things, profitability margin analysis, routing statistics and overall traffic trends by country, customer, vendor and switch. The Company's information systems are important to its operations as they allow the Company to assess and determine quickly customer billing and collection problems, production by and compensation or commissions owed to agents, sales representatives and distributors, proper pricing for the Company's services and other matters which are important to the operation of the Company. The billing and information systems purchased by the Company in connection with its acquisition of WestComm are being integrated into the Company's current operations.

         RSL Europe has developed its own proprietary information and billing system employing a Hewlett Packard 9000 UNIX server and a Sybase, Inc. ("Sybase") developed customized software package (collectively, the "System"). The System provides for billing, customer service, management information, financial reporting and related functions. The Company has invested significant resources into the development of the System and the Company's management worked closely with Sybase to develop software which reflects the experiences of the Company's management in the telecommunications industry. The System has been designed to be easily integrated into the operations of each of its current, planned and future European Local Operators. The System currently provides centralized billing, customer service, and information systems to several of the Company's European entities. The Company believes that the System is a key asset of the Company and an important advantage in the management of its growth. The System provides for sophisticated, automatic, itemized billing that can be tailored to meet each customer's specific requirements, including customized tariffs and discount schemes. The Company expects that the System will also facilitate integration and central oversight of its European operations through automated data entry by its Local Operators and through easily generated financial status, sales information, performance and sales commission reports.

HEADQUARTERS OPERATIONS

     The Company (meaning, only as used in this section "Headquarters Operations," RSL Communications, Ltd. apart from its subsidiaries) directs the operations of its subsidiaries, including the management of the growth of current operations, the expansion of operations into new markets, the formation of potential joint ventures and strategic alliances and the execution of acquisitions. Identification of key markets, determination of the vehicles through which, as well as the manner in which, the Company will enter such markets and oversight of the implementation of these plans is also done at the headquarters level. The Company also continuously reviews and considers investment and acquisition opportunities. The Company intends to pursue acquisitions which it believes will expand or enhance its current operations. All such acquisitions will be identified, negotiated and consummated at the headquarters level, generally working together with local and regional management in cases where the acquisitions supplement existing operations. In addition, the Company seeks alliances with carriers to expand the scope of the Company's network and improve its competitive profile.

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

     The Company is in the process of coordinating the marketing activities of the Local Operators. In addition, the Company intends to direct the service offerings of the Local Operators to enable the Company to provide services to a single customer in more than one country. The Company intends to then provide the customer with a single bill and designate a primary customer service representative to address the customer's overall needs.

IP TELEPHONY

     Delta Three utilizes the Internet and managed IP networks traditionally used for data communications, as a transmission medium for ordinary telephone calls. The primary service offered by Delta Three enables customers to place long distance and international phone calls to be carried over the Internet while using a standard telephone, without any additional equipment. Delta Three also offers a service that enables customers to place long distance calls from a personal computer to a standard telephone. Delta Three offers these services at a price which is at a significant discount to standard international calls.

     Delta Three operates as a wholesale carrier for international long distance resellers on a point-to-point basis and as a retail carrier, servicing its own network and marketing the use of its network to residential customers in designated areas and corporations. Currently, most of the minutes sold by Delta Three are sold to the Company on a wholesale basis.

     Delta Three currently provides IP Telephony service from the U.S., Europe, Australia and Japan with termination capabilities to 23 points of presence around the world utilizing RSL-NET.

   MARKETING AND SALES

     Delta Three's strategy is initially to utilize wholesale contracts to increase the volume on its network and then to add retail and corporate clients onto the network, which it will market under its name. Delta

Three is also focused on providing high margin innovative value-added services in niche markets. Delta Three utilizes the Web as an additional sales venue to offer services to retail customers and is increasing its resources towards on-line marketing and sales. Delta Three also offers the Company the ability to purchase minutes wholesale at preferred rates.

   DELTA THREE NETWORK

     The Delta Three network consists of Internet gateway servers ("IP Telephony Gateways"), primarily IPTC Ericsson platforms, located within key metropolitan areas in target countries. A Delta Three customer dials an access number where a Delta Three system prompts the customer for an access code and the desired phone number. The system then opens a connection with a remote IP Telephony Gateway and instructs the IP Telephony Gateway to place a local call to the telephone the customer has dialed. Once the local call is transmitted, the IP Telephony Gateway converts the call into a form which can be routed over the Internet and transfers the call to a second Internet Gateway. The IP Telephony Gateway may be connected by (i) the Internet accessed through an Internet service provider,
(ii) capacity leased on a private Intranet and (iii) leased private lines. By routing calls in such a manner, Delta Three is able to avoid the high costs associated with the settlement process. Delta Three has also entered into a co-development agreement with L.M. Ericsson A.B. ("Ericsson") to develop IP Telephony Gateways and application technology.

COMPETITION

     The telecommunications services markets are extremely competitive. Prices for long distance calls are decreasing substantially in most of the Company's markets as a result of deregulation and technological advances. Competition for customers is primarily on the basis of price and, to a lesser extent, on the type and quality of services offered and customer service. The Company attempts to discount its services from the prices charged by the PTT or major carriers in each of the Company's markets. The Company has no control over the prices set by the Company's competitors, and some of the Company's larger competitors may be able to use their substantial financial resources to cause severe price competition in the countries in which the Company operates. In certain deregulated markets severe price competition has occurred, and as deregulation progresses in other markets the Company may encounter severe price competition in those markets.

  NORTH AMERICA

     United States. In the U.S.,the Company competes with AT&T, Sprint, MCI WorldCom and many other U.S.-based and foreign carriers, some of which have considerably greater financial and other resources than the Company. Certain of the larger U.S. based carriers have entered into joint ventures with foreign carriers to provide international services. In addition, certain foreign carriers have entered into joint ventures with other foreign carriers to provide international services and have begun to compete or invest in the U.S. market, creating greater competitive pressures on the Company.

     Canada. Westel's principal competitor in British Columbia is BC Telecom ("BCTel"), the dominant local access and long distance provider in British Columbia. The Company also faces competition from national telecommunications providers including AT&T Canada Long Distance Services Company and Sprint Canada Inc., as well as the separate regional telephone companies (similar to BCTel) in the other provinces of Canada. The Company also faces increasing competition from cable companies, such as Rogers Communications Inc. and Shaw Cable, cellular service providers and Personal Communications Service ("PCS") providers such as Microcell Solutions, Mobility Canada and Clearnet.

  EUROPE

     The Company must compete with a variety of other telecommunications providers in each of the Company's European markets, including:

o    the PTTs and other dominant carriers;

o alliances such as AT&T's alliance with British Telecom and AT&T's alliance with Unisource (itself an alliance among PTT Telecom Netherlands, Telia AB and Swiss Telecom PTT) and the corresponding alliance with WorldPartners, and Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One";

o    international fixed wire and wireless resellers; and

o    other companies with business plans similar to the Company's business plan.

     Austria. The Company's competitors in Austria include Telecom Austria, the leading telecommunications provider, UTA and others, including local Austrian affiliates of global carriers such as Global One and Swisscom. In addition, the Company is competing with resellers in the Austrian market.

     Belgium. The Company's primary competitor is Belgacom (the former PTT). The Company also competes with local Belgian affiliates of global carriers, such as Global One and Unisource, local resellers, as well as subsidiaries of other U.S. and European telecommunication companies, such as WorldxChange, C&W Telemart, and others. The Company also competes for wireless subscribers with the two Belgian wireless network operators, Proximus and Mobistar, as well as other wireless service providers.

     Denmark. Tele Danmark (the former PTT) is the Company's main competitor in Denmark. In January 1998, the Danish government sold a controlling interest in Tele Danmark to U.S.-based Ameritech. The Company also faces competition from various other carriers, primarily Telia (the Swedish PTT), the smaller Tele 2 (NetCom Systems), Mobilix A/S (the Danish subsidiary of France Telecom) and Global One, which are all connected to Tele Danmark's fixed line network via interconnect agreements. Recently, several of these carriers have entered into agreements with Powercom, a subsidiary of two Danish power suppliers, to offer telecommunications services over Powercom's fixed line network, which has hitherto been used to manage power transmission. Mobilix A/S has also entered into an agreement with the Danish national railway agency to develop the agency's fixed line network for telecommunications services. Tele Danmark offers full scale telephony in all areas. Telia and Mobilix both hold mobile licenses, offer a variety of telecommunications services and have the goal of eventually becoming full-scale operators.

     Finland. The Company competes in Finland primarily with Sonera Corporation. The Company also faces competition from companies like Finnnet, Telia, Global One and Faciliacom, who are in the process of constructing facilities-based networks and have been licensed as public telephone operators.

     France. The Company's principal competitor in France is France Telecom. Competition also comes from Modulance Global r3 and TRF, who offer discount long distance services to the largest commercial customers. Companies such as MCI WorldCom, Colt, Siris, Cegetel and Bouygues are constructing fiber networks in major metropolitan areas and are interconnected to France Telecom. The Company also faces competition from resellers, including Omnicom and Esprit. As deregulation continues, alternative networks for domestic traffic are expected to come on-line.

     Germany. Facilities-based carriers, wireless network operators and resellers all compete with the Company in the market for telecommunications services in Germany; principal among them is Deutsche Telekom, the former PTT in Germany. The Company also faces competition from newly licensed operations like Arcor (Mannesmann and DBKom), O.telo (RWE and VEBA) and VIAG Interkom (VIAG and British Telecom) that are building their own facilities-based networks in Germany. Further competition comes from resellers, including MCI WorldCom, call-back providers, such as TelePassport, and wireless network operators, such as Mannesmann Mobilfunk and E-Plus Mobilfunk.

     Italy. In Italy, Telecom Italia is the Company's leading competitor. The Company also competes with the local Italian affiliates of global carriers such as British Telecom, Global One and MCI WorldCom. In addition, the Company competes with telecommunications providers in the Italian market such as Infostrada (a joint venture between Olivetti and Mannesmann) and Wind (a joint venture among Deutsche Telecom, France Telecom and ENEL, the Italian energy public utility).

     The Netherlands. Telecom Netherlands, the PTT in The Netherlands, is the Company's main competitor in The Netherlands. The Company also faces competition from companies like MCI WorldCom, who are in the process of constructing facilities-based networks and have been licensed as public telephone operators. Mega-carriers such as Concert and Global One also provide competition in the Netherlands. Assuming deregulation occurs, it is expected that alternative networks currently under construction will become available to route and terminate voice traffic.

     Portugal. The Company operates in Portugal through its 39% investment in Maxitel Servicos e Gestao de Telecomunicacoes, SA ("Maxitel"). Maxitel's largest competitor is Portugal Telecom, the dominant supplier of telecommunications services in Portugal. Maxitel also competes with the local Portuguese affiliates of global carriers such as Global One and with resellers.

     Spain. Telefonica de Espana, the company that has traditionally enjoyed a monopoly in the provision of telecommunications in Spain, is the Company's main competitor. The Company also faces competition from Retevision, an emerging public telephone operator which was granted the second nation-wide license to provide voice telephony services, and which is in the process of building its own network, and Uni2, which was awarded a third nation-wide license to provide voice telephony services, but has not yet started to operate. Retevision started operations at the beginning of 1998. Cable operators have been authorized to provide voice telephony services since January 1998. The Company also faces competition from resellers, which at present, generally, have small operations in Spain, and from mega-carriers interested in long distance services upon deregulation of the market.

     Sweden. In Sweden, the Company's largest competitor is Telia, the leading telecommunications provider in Sweden. The Company also faces competition from newly licensed operations like Tele 2 and MCI WorldCom that are building their own facilities-based networks in Sweden. Reseller competitors of the Company include Telenordia, Telecom Finland and Tele 8. Upon the completion of the construction of new fiber networks, the Company will have alternative means of routing and terminating calls.

     Switzerland. The Company's competitors in Switzerland include Swisscom, Diax, Sunrise, GlobalOne, Colt, MCI WorldCom, Equant and other smaller resellers.

     United Kingdom. The Company competes in the United Kingdom primarily with British Telecom and C&W. The Company also faces competition from emerging licensed public telephone operators (who are constructing their own facilities-based networks) such as Energis, and from resellers including MCI WorldCom, Esprit and Global One. The Company also competes in the wireless service market with the four wireless network operators (Vodafone, CellNet, Orange and One-to-One), as well as other wireless service providers.

   LATIN AMERICA

     Venezuela. The Company competes in Venezuela primarily with CANTV, the leading telecommunications supplier in Venezuela. The Company also competes with local Venezuelan affiliates of global carriers, such as British Telecom, Global One and Mercury, regional competitors, such as Impsat, Texcom S.A. and Charter Communications, and callback operators.

   ASIA/PACIFIC RIM

     Australia. The two licensed general carriers in Australia are Telstra Corporation Limited (the former PTT) and C & W Optus Limited. Each of these competitors provides a bundle of services including mobile, local, and domestic and international long distance. In addition, the Company faces competition from switch-based and switchless resellers such as AAPT Limited, Primus Limited, WorldCom Limited, One-Tel Limited, Macquarie Corporate Pty Limited, Hutchison Telecommunications Pty Limited and Vodatone Pty Limited.

REGULATORY ENVIRONMENT

   UNITED STATES

     The Company's U.S. operations are subject to extensive federal and state regulation. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while particular state regulatory authorities have jurisdiction over telecommunications originating and terminating within the state. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company, that domestic or international regulators or third parties will not raise material issues with regard to the

Company's compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company.

     Federal. The FCC currently regulates the Company as a non-dominant carrier with respect to its domestic and international long distance services as well as its competitive local exchange services. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulation requirements on the Company, to change its regulatory classification, to impose monetary forfeiture and to revoke its authority. In the current regulatory atmosphere, the Company believes that the FCC is unlikely to do so with respect to the Company's domestic service offerings. With respect to the Company's international services, however, it is possible that the FCC could classify the Company as dominant for the provision of services on specific international routes on the basis of the Company's foreign ownership and affiliations or a determination that the Company had the ability to discriminate against U.S. competitors. In 1997, for example, the FCC classified Sprint as a dominant carrier for the provision of U.S. international services on the U.S.-France and U.S.-Germany routes in connection with investments in Sprint by France Telecom and Deutsche Telekom.

     Among domestic carriers, LECs are currently classified as dominant carriers with respect to the local exchange services they provide, and no interstate, interexchange carriers, including Regional Bell Operating Companies ("RBOCs") which are permitted to offer long distance service outside their service areas, are classified as dominant. Until recently, AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate, interexchange and international markets. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated, likely making AT&T's prices more competitive than the Company's prices. Nonetheless, the FCC placed certain conditions on AT&T's reclassification to promote the development of vigorous competition in the international services marketplace.

     The Company has the authority to provide domestic, interstate telecommunications services. The Company has also been granted authority by the FCC to provide switched international telecommunications services through the resale of switched services of United States facilities based carriers, to generally resell international private lines not connected to the PSTN or which are connected to the PSTN in Canada, New Zealand, Australia, Sweden, The Netherlands, Luxembourg, Norway, Denmark, France, Germany, Belgium, Austria, Switzerland, Italy, Ireland, Hong Kong, Japan and the United Kingdom, and to provide international telecommunication services by acquiring circuits on various undersea cables or leasing satellite facilities. The FCC reserves the right to condition, modify or revoke such domestic and international authority for violations of the Communications Act or the FCC's regulations, rules or policies promulgated thereunder. Although the Company believes the probability to be remote, a rescission by the FCC of the Company's domestic or international authority or a refusal by the FCC to grant additional international authority would have a material adverse effect on the Company.

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

     Except with respect to transit agreements, authorizations held under
Section 214 of the Communications Act (such as those held by the Company) for international services are limited to providing services or using facilities between the United States and countries specified in the authorizations. The Company holds all necessary Section 214 authorizations for conducting its present business but may need additional authority in the future. Additionally, carriers may not lease private lines between the United States and an international point for the purpose of offering switched services unless the FCC has first determined that the foreign country affords resale opportunities to United States carriers equivalent to those available under United States law. The FCC has made such a determination with respect to New Zealand, Australia, Canada, Sweden, The Netherlands, Luxembourg, Norway, Denmark, France, Germany, Belgium, Austria, Switzerland, Italy, Ireland, Hong Kong, Japan and the United Kingdom and the Company is authorized to resell international private lines to these points for the provision of basic services interconnected to the PSTN.

     The FCC has promulgated certain rules governing the offering of international switched telecommunications services. Such calls typically involve a bilateral, correspondent relationship between a carrier in the United States and a carrier in the foreign country. Until recently, the United States was one of a few countries to allow multiple carriers to handle international calls; almost all foreign countries authorized only a single carrier, often a state-owned monopoly, to provide telecommunications services. In light of the disparate bargaining positions of the United States carriers, the FCC imposed certain requirements to try to minimize the opportunities that dominant foreign telecommunications providers would have to favor one United States carrier over another. These policies include provisions of the International Settlement Policy, which requires the equal division of accounting rates, non-discriminatory treatment of U.S. carriers, and that return minutes from a foreign carrier must be proportional to the traffic that the United States carrier terminates to a foreign carrier. In December 1996, the FCC modified its rules to allow payment arrangements that deviate from the International Settlements Policy between any U.S. carrier and any foreign correspondent in a country that satisfies the FCC's effective competitive opportunities test. The FCC also stated that it would allow alternative settlement arrangements between a U.S. carrier and a foreign correspondent in a country that does not satisfy the effective opportunities test if the U.S. carrier can demonstrate that deviation from the International Settlement Policy will promote market-oriented pricing and competition, while precluding abuse of market power by the foreign correspondent. The Company has numerous agreements with foreign carriers providing for the handling of switched calls.

     In September 1997, the FCC adopted lower benchmarks for settlement rates that U.S. carriers must pay to foreign carriers in order to settle calls originating from the U.S. The benchmark rates were adopted to remedy a growing U.S. settlement deficit, which results from the imbalance of outbound and inbound call volume. The settlement rate for terminating international calls was estimated to be approximately 70% higher than the actual cost of terminating international calls by the FCC in August of 1997. Three benchmarks were established to fit the income level of foreign countries, with a low of $0.15 per minute for high income countries and a high of $0.23 per minute for low income countries. Implementation periods, ranging from one year for high income nations to five years for nations with less than one telephone line for every 100 inhabitants, were also adopted. The FCC also determined that it would condition any carrier's authorization to provide international facilities-based switched service from the United States to an affiliated market on the carrier's foreign affiliate offering U.S. international carriers a settlement rate at or below the relevant benchmark. If, after the carrier has commenced service to an affiliated market, the FCC learns that the carrier's service offering has distorted market performance, the FCC will take enforcement action. The new benchmarks are intended to promote a competitive environment in which rates will more closely reflect costs; officials also hope that the FCC's order will encourage multilateral negotiations and lead to an international agreement to reduce costs further.

     The Commission's initiatives have had some measure of success: in the first six months of 1998, the average accounting rate for calls originating from the United States fell by 14.1%, almost doubling the rate of decline for the same period in 1997. Moreover, an increasing number of foreign carriers, whose countries account for over 50% of the total U.S. net settlement minutes, have negotiated agreements with U.S. carriers that satisfy, or will satisfy, the FCC's benchmark settlement rates.

     The FCC has recently proposed to no longer require U.S. carriers to comply with its International Settlements Policy with respect to arrangements between U.S. carriers and foreign carriers that lack market power in WTO member countries, and with foreign carriers in WTO member countries to which U.S. carriers are authorized by the FCC to provide international simple resale. The Commission has also proposed to modify its flexibility policy to allow carriers to obtain authority to enter into flexible settlement arrangements for agreements affecting less than 25% of the traffic on a particular route without naming the foreign correspondent and without filing the terms and conditions of the actual agreement.

     The GBT Agreement, executed in February 1997, requires signatories to open their telecommunications markets to competition. Consistent with the commitments made by the U.S. under the GBT Agreement, the FCC has revised its rules to establish an open entry standard for applicants from WTO member countries seeking authority to provide international telecommunications service in the U.S., and has adopted a rebuttable presumption that the U.S. affiliates of a foreign carrier with less than 50% market share in its home market should be treated as non-dominant. These open entry policies will apply to applicants of all WTO member countries, including those who are not signatories to the GBT Agreement.

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

     State. The intrastate, long distance telecommunications and the competitive local exchange operations of the Company are also subject to various state laws, regulations, rules and policies. Currently, the Company is certified and tariffed or otherwise authorized to provide intrastate, interexchange service in 49 states and the District of Columbia and uses a third party carrier to originate calls in states where it needs, but does not have, authorization to provide services.

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

   EUROPE

     Most EU member states are in the initial stages of deregulation. Deregulation in these countries may occur either because the member state decides to open up its own market (e.g., the United Kingdom, Sweden and Finland) or because it is directed to do so by the EC through one or more directives issued thereby. In the latter case, such an EC directive would be addressed to each member state of the EU, calling for such legislative body to implement such directive through the passage of national legislation or otherwise.

     The Company has developed a two stage market penetration strategy to capitalize on the future opportunities in Europe. The first step is to take advantage of current market conditions and, within the parameters of the Company's established service offerings, to provide the fullest range of services permissible under relevant local regulation. The Company thereby seeks to become a recognized carrier in the targeted countries as its operations grow. The second step, as deregulation permits, is to build on its name recognition, marketing channels and existing customer base in the market to expand its service offerings to both existing and new customers. By the time that the telecommunications markets throughout Europe are open to broader competition, the Company intends to have established Local Operators in all major European telecommunications markets. However, there can be no assurance regarding the timing or extent of deregulation in any particular country.

     The EC issued, in 1997, an interconnect directive (the "Interconnect Directive"), which was to be implemented in various countries at different times during 1998 and is expected to require the incumbent PTTs to interconnect to other carriers. Such connection will provide "Calling Line Identity" ("CLI"), also known as ANI or PIC, which will allow the Company's customers to access more easily the Company's local switch (e.g., through prefix dialing instead of dial-in access) and will remove the local access fee levied in addition to the Company's charge for the call. After interconnection, rates charged by the PTT for the PSTN portion of the call are expected to be incurred by carriers at cost-oriented transparent rates and it is expected that carriers will be allowed to compete against the PTT in the domestic long distance market, as well as the international market. However, the effective implementation of this or any EC directive by member states is subject to substantial delay.

     The EC also issued in 1997 a Directive designed to harmonize licensing procedures in the EU (the "Licensing Directive"). Among other things, the Licensing Directive prevents member states from limiting the number of new entrants unless required to ensure efficient use of radio frequencies/numbers. The Licensing Directive encourages the use of general authorizations rather than individual licenses, but specifically allows member states to grant individual licenses for the provision of voice telephony services. Member states were required to implement the Licensing Directive by January 1, 1998 and most member states have introduced implementing measures. Notwithstanding the general intent of the Licensing Directive, the licensing regimes vary considerably across member states as do the requirements that must be satisfied for the grant of a license leading to potential expense and delay.

     Member states have limited flexibility in interpreting EC directives. If the EC determines that a member state's legislation has not properly implemented an EC directive, the EC may commence legal proceedings in the European Court of Justice. This process is time consuming. Accordingly, while a date has been set for the liberalization of voice telephony services generally within the EU, the actual date on which liberalization actually occurs could be months or years later.

     There also may be practical considerations in implementing a directive which could result in a delay of its implementation, as there are considerable doubts as to the preparedness of many EC countries for wide-ranging change. For example, notwithstanding the time parameters set down by relevant Directives, the negotiation and implementation of interconnection agreements can take a significant amount of time. Even after such agreements are negotiated and implemented, substantial ongoing disputes with the incumbent PTTs regarding capacity, prices and billing are to be expected.

     In an attempt to speed the market entry of new operators despite the obstacles referred to above, the Full Competition Directive allowed alternative entities to the PTTs (typically utility and cable television companies) to supply infrastructure, beginning July 1, 1996. This permits the Company to purchase cable capacity from companies other than the local PTTs as such companies build transmission facilities. To date, however, there has not been substantial construction of such facilities by competitors to the PTTs in many EU countries, although several member states have enacted national legislation to adopt the Full Competition Directive.

     Although interconnect has been implemented in most countries in Europe, as discussed above, there are practical difficulties in securing commercial agreements with the incumbent PTTs. In European countries where interconnect has not been implemented, the current regulatory scheme, nevertheless, provides an opportunity for the Company to provide a range of services immediately in such countries, while putting in place adequate infrastructure to capitalize on final deregulation when it occurs. The Company provides value-added services and, in certain EC countries at some point prior to interconnection, the Company will be able to provide dial-in access, coupled, when possible, with autodialers or the programming of customers' phone systems to dial access codes, to route traffic over the PSTN to the Company's switches.

  LATIN AMERICA

     Many Latin American countries have begun moving towards deregulation. Some of their local and/or long distance markets have become competitive. Chile has competitive operations in all sectors, while Colombia has ended the monopoly of its PTT. Argentina, Brazil, Chile, Mexico, Peru and Venezuela among others have completely or partially privatized their national carriers. Venezuela has legalized value-added services and has targeted January 1, 2000 as the date for deregulation. Peru ended the monopoly of Telefonica del Peru in August 1998, one year earlier than scheduled. In Mexico, the exclusive long distance concession of its former PTT has been modified to allow other operators to provide long distance services. Interconnect with other carriers was implemented in 1997 in Mexico, and an independent regulator has been established to oversee competition.

  ASIA/PACIFIC RIM

     Deregulation is spreading throughout many of the major markets in Asia and the Pacific Rim. A significant number of countries in these regions are signatories of the GBT Agreement and have committed to open their markets to competition. Australia, the Philippines and New Zealand have already opened their markets to full competition and Hong Kong, Indonesia, Japan, South Korea and Malaysia have legalized the provision of value-added services. Singapore licensed two new operators in 1998.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 2,500 people, including officers, administrative and salaried selling personnel. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE COMPANY

     Certain information concerning executive officers and other officers of the Company and certain of its subsidiaries is set forth below:

     Name                     Age  Position
     ----                     ---  --------

Itzhak Fisher..............   42   Director, Chief Executive Officer President
Donald R. Shassian.........   43   Executive Vice President, Chief Financial
                                      Officer and Treasurer
Jacob Z. Schuster..........   50   Director, Executive Vice President and
                                      Assistant Secretary
Richard E. Williams........   46   Chief Executive Officer and President
                                      of RSL Europe
Adrian Coote...............   44   Managing Director of RSL Australia
Edmond J. Thomas...........   55   Chief Executive Officer and President of
                                      RSL USA
Karen van de Vrande........   48   Vice President of Marketing
Nir Tarlovsky..............   32   Vice President of Business Development

Nesim N. Bildirici......   31   Vice President of Mergers and Acquisitions
Mark J. Hirschhorn......   34   Vice President--Finance, Global Controller
                                   and Assistant Secretary
Roland T. Mallcott......   52   Vice President of Engineering
Andrew C. Shields.......   41   Vice President of International Carrier
                                   Relations
Elie C. Wurtman.........   29   Vice President of Emerging Technologies
Avery S. Fischer........   31   Vice President of Legal Affairs and General
                                   Counsel
Michael Ashford.........   52   Secretary

     With the exception of Mr. Fisher and Mr. Schuster, set forth below is certain information with respect to the executive officers and other officers of the Company. Information with respect to Mr. Fisher and Mr. Schuster is incorporated herein by reference to the section entitled "Election of Directors" in the Company's 1999 Proxy Statement to be filed with the Commission no later than April 30, 1999.

     Donald R. Shassian has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 1999. From 1993 through 1998, Mr. Shassian served as Senior Vice President and Chief Financial Officer of Southern New England Telecommunications Corporation ("SNET") with management responsibility for all of the financial, information technology and corporate development activities of SNET. From 1988 through 1993, Mr. Shassian served as a Partner at Arthur Andersen L.L.P. providing audit and business advisory services to a variety of companies in the telecommunications industry. In 1992, Mr. Shassian was named the Partner-In-Charge of Arthur Andersen's telecommunications industry practice group for North America. From 1977 through 1988, Mr. Shassian served in various other capacities at Arthur Andersen providing audit and other business advisory services primarily to companies in the telecommunications industry.

     Richard E. Williams has served as President and Chief Executive Officer of RSL Europe since August 1995. From 1992 through 1994, Mr. Williams served as a director of IDB WorldCom, with responsibility for sales and marketing. From 1990 to 1992, Mr. Williams served as Managing Director and Vice President of Operations (Europe, Africa and Middle East) of WICAT Systems, a computer systems company. From 1968 to 1990, Mr. Williams served in various technical, research, sales, and management capacities at British Telecom, most recently serving as a General Manager from 1988 to 1990.

     Adrian Coote has been Managing Director of RSL COM Australia Holdings Pty Limited ("RSL Australia"), a subsidiary of the Company, since October 1996. From May 1993 to October 1996, Mr. Coote served as Director of Engineering and Operations of Vodafone Pty. Limited, an Australian mobile carrier, responsible for the design, implementation and operation of its mobile network and subscriber administration systems. From 1987 to 1993, Mr. Coote was General Manager, Sales, of British Telecom Australasia, responsible for introducing and managing its private switching systems and global data networks. Prior to joining British Telecom Australasia, Mr. Coote served in various capacities at Philips Telecommunications Systems.

     Edmond J. Thomas has been Chief Executive Officer and President of RSL USA since March 1998. From September 1997 until March 1998, Mr. Thomas was the Chief Operating Officer of Bell Atlantic Global Networks, a division of Bell Atlantic Corp. From 1994 until 1997, Mr. Thomas was Executive Vice President of Science and Technology of Nynex Corp. ("Nynex") and, from 1991 until 1994, he served as its Vice President of Research and Development. Mr. Thomas also served as Nynex's Corporate Director of Advanced Technology from 1986 to 1991. From 1981 until 1986, Mr. Thomas held several positions at New York Telephone. Prior to 1981, Mr. Thomas served in various capacities at AT&T.

     Karen van de Vrande has been Vice President of Marketing of the Company since March 1996. From March 1993 to February 1996, Ms. van de Vrande served as Managing Director of AT&T's Consumer Communications Services for Europe, the Middle East and Africa. From 1990 to 1993, Ms. van de Vrande served as Managing Director of AT&T's Israeli operations. She served in various marketing and sales capacities at AT&T from 1981 to 1990.

     Nir Tarlovsky has been Vice President of Business Development of the Company since April 1995 and served as a director of the Company from April 1, 1995 until March 1997. Mr. Tarlovsky is also Vice President of RSL North America. From 1992 to March 1995, Mr. Tarlovsky served as Senior Economist of Clal, where he was responsible for oversight of the operations and budgets of 150 of Clal's subsidiaries. While at Clal, he was also responsible for the development of new international telecommunications ventures. Prior to 1992, Mr. Tarlovsky served as an officer in the Israeli Army, where he was responsible for management and financial oversight of international research and development projects.

     Nesim N. Bildirici has been Vice President of Mergers and Acquisitions of the Company since 1995 and served as a director of the Company from April 1995 until March 1997. From August 15, 1993 to December 31, 1996, Mr. Bildirici was employed by both R.S. Lauder, Gaspar & Co., L.P. ("RSLAG") and the Company. Mr. Bildirici was a Managing Director of RSLAG from 1996 until recently. Prior to joining RSLAG, Mr. Bildirici was an investment banker at Morgan Stanley & Co. Incorporated from 1989 to 1991. From 1991 to 1993, Mr. Bildirici was a graduate student at Harvard Business School, where he received his MBA.

     Mark J. Hirschhorn has been Vice President-Finance of the Company since August 1997 and has been Global Controller of the Company since January 1996. Mr. Hirschhorn has also served as the Assistant Secretary of the Company since September 1996. From October 1987 to December 1995, Mr. Hirschhorn was employed at Deloitte & Touche LLP, most recently as a Senior Manager specializing in emerging business and multinational consumer product companies.

     Roland T. Mallcott has been Vice President of Engineering of the Company since February 1997. From December 1995 until January 1997, Mr. Mallcott served as Director of Joint Ventures of Concert, through British Telecom and MCI, in Canada, Mexico and Germany. From January 1991 to December 1995, Mr. Mallcott served as Director of Engineering and Operations for British Telecom (US) responsible for building and managing the British Telecom and Concert global data and voice networks. Prior to 1991, Mr. Mallcott served in various network engineering capacities for British Telecom.

     Andrew C. Shields has been Vice President of International Carrier Relations since August 1997. From October 1993 until August 1997, Mr. Shields served as Vice President of International Business Development of LCI International, with responsibility for international business development and international carrier relations. From June 1991 until October 1993, Mr. Shields served as Director of Global Alliances for Northern Telecom, responsible for international infrastructure expansion. Mr. Shields also served as Northern Telecom's Director of International Marketing from June 1989 until June 1991. From 1984 to 1989, Mr. Shields served as Senior Manager, International Relations for MCI International, responsible for negotiating bilateral direct operating agreements with international carriers. Mr. Shields also served in various capacities at MCI International, MCI Telecommunications, and ITT World Communications from 1979 to 1984.

     Elie C. Wurtman has been Vice President of Emerging Technologies of the Company since April 1998. Mr. Wurtman co-founded Delta Three, Inc. and has served as its Chief Executive Officer and President since its inception in May 1996. He is also the founder of Ambient Corporation, a developer of smart card technology and has been a member of its Board of Directors since November 1995. From January 1995 until November 1995, Mr. Wurtman was Vice President of Marketing of TTR Technologies Inc., a software security company. From September 1993 to December 1994, Mr. Wurtman was engaged in private real estate business. Prior to 1993, Mr. Wurtman served in the Israeli Defense Forces as the Deputy Commander of the Allenby Bridge border crossing between Israel and Jordan.

     Avery S. Fischer has served as Vice President of Legal Affairs and General Counsel since January 1999 and Legal Counsel of the Company since January 1997. From 1994 to 1997, Mr. Fischer was an associate with the law firm of Rosenman & Colin LLP, New York, New York, with a practice concentrating in mergers and acquisitions, securities and general corporate counseling. From 1993 to 1994, Mr. Fischer was an associate with the law firm of Shea & Gould, New York, New York, with a practice concentrating in commercial and securities litigation.

     Michael Ashford, Secretary of the Company since May 1998, has been a manager of Codan Services Limited, Hamilton, Bermuda, a corporate service company associated with the law firm of Conyers, Dill & Pearman, Hamilton Bermuda, Bermuda counsel to the Company, since 1989.

ITEM 2.  PROPERTIES

     The Company's principal office is at Clarendon House, Church Street, Hamilton, Bermuda.

     The Company maintains executive offices at 767 Fifth Avenue, New York, New York, where the Company occupies approximately 11,000 square feet under a lease which expires on January 31, 2002. The lease provides for annual lease payments of $521,000.

     The Company also maintains a 3,040 square foot office at 60 Hudson Street, New York, New York which houses the Company's international telephony gateway and domestic switches located in New York. The lease extends until March 2006 and provides for annual lease payments of $312,240.

     The Company has entered into a lease to maintain a 14,000 square foot office at 430 Park Avenue, New York, New York for RSL USA's Eastern United States offices. The lease extends until June 29, 2001 and provides for annual lease payments of $375,000.

     The Company has entered into a lease to maintain a 31,500 square foot of additional office space for RSL USA at 360 West 31st Street, 21 Penn Plaza, New York, York. The lease extends until December 30, 2008 and provides for annual lease payments of $472,500.

     The Company maintains a 15,000 square foot office at 5550 Topanga Canyon Boulevard, Woodland Hills, California which houses RSL USA's western offices. The lease for such space extends until January 15, 2003 and provides for annual lease payments of $333,000.

     The Company, as a result of the acquisition of WestComm, leases office space in Pittsburgh, Pennsylvania and various other sales offices for annualized aggregate rent of approximately $1.8 million. The lease for the principal office in Pittsburgh extends until July 31, 2008.

     The Company maintains an office at Churchill House, 142-146 Old Street, London, England which is used as the location for the London international gateway switch and the London domestic switch. The lease extends until October 1, 2005 and provides for annual lease payments of $90,000 until October 2000 and may be increased thereafter.

     The Company maintains office space at Victoria House, London Square, Cross Lanes, Guildford, Surrey, which is RSL Europe's headquarters. The lease extends until August 20, 2006 and provides for annual lease payments of approximately $245,000, which may increase in December 1999 and December 2004.

     The Company maintains additional office space for RSL Europe at 21/27 Tabernacle Street, London, England. The lease extends until 2008 and provides for annual lease payments of approximately $420,000, and may be increased in July 2003. The space is rent free until April 1999.

     In addition, the Company maintains offices with respect to its other foreign operations, for which the aggregate annual lease payments equal approximately $4.7 million.

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

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY

     The Company's Class A common shares, par value $.00457 per share (the "Class A Common Stock") is traded on The Nasdaq Stock Market National Market ("NASDAQ"). Prior to October 1, 1997, the date on which the Class A Common Stock began trading on NASDAQ, there was no public market for the Class A Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 24, 1999, the last reported price for the Common Stock was $32.375 per share. There is no public market for the Company's Class B common shares, par value $.00457 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"). There were approximately 99 holders of record for the Class A Common Stock as of March 24, 1999, including nominees for an unknown number of beneficial holders, and 13 holders of record of the Class
B Common Stock.

     The following table sets forth the range of high and low sale prices for the Class A Common Stock for the fourth quarter of 1998 and the first quarter of 1999.

     Price Period              High             Low
     ------------              ----             ---

1998

Fourth Quarter............   $31.0625         $15.0625


1999

First Quarter.............     $42.00           $24.00
(through March 24, 1999)


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

RECENT SALES OF UNREGISTERED SECURITIES

     In November 1998, the Company, through RSL PLC, issued $100 million aggregate principal amount at maturity of 12% Senior Notes due 2008 (the "12% Notes") unconditionally guaranteed by the Company pursuant to an indenture governing the 12% Notes. The placement agent for the offering of the 12% Notes was Goldman, Sachs & Co. The aggregate commissions were approximately $3.0 million. The 12% Notes were sold outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act and in the U.S. only to"qualified institutional buyers" in reliance on Rule 144A under the Securities Act.

     In December 1998, the Company, through RSL PLC, issued $200 million aggregate principal amount at maturity of 10 1/2% Senior Notes due 2008 (the "10 1/2% Notes") unconditionally guaranteed by the Company pursuant to an indenture governing the 10 1/2% Notes. The placement agents for the offering of the 10 1/2% Notes were Morgan Stanley & Co., Inc. and Lehman Brothers, Inc. The aggregate commissions were approximately $2.1 million. The 10 1/2% Notes were sold outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act and in the U.S. only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act.

     In January 1999, the Company issued to Paul G. Black Family Trust 25,000 shares of the Company's Class A Common Stock in exchange for stock options to purchase 72.67 shares of RSL USA. The issuance of such shares of Class A Common Stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     In February 1999, the Company issued to Serge Farman 9,490 shares of the Company's Class A Common Stock in exchange for 4.52 shares of RSL USA and options to acquire 2.26 shares of RSL USA. The issuance of such shares of Class A Common Stock was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are selected consolidated financial data for each of the years in the five year period ended December 31, 1998. The selected consolidated financial data presented below with respect to the years ended December 31, 1998, 1997 and 1996 have been derived from the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Financial Statements for the four year period ended December 31, 1998 have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated statements of operations data for the year ended December 31, 1995 and balance sheet data as of December 31, 1995 and 1996 are derived from audited financial statements not included herein. The information as of and for the year ended December 31, 1994 has been derived from the financial statements of the Company's predecessor entity, RSL COM North America, Inc. ("RSL North America"), formerly International Telecommunications Group, Ltd. ("ITG").

     The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                        PREDECESSOR
                                           1994           1995(1)          1996             1997            1998
                                        -----------       -------        --------         --------       ---------
                                                    ($ AND SHARES IN THOUSANDS, EXCEPT LOSS PER SHARE)
 CONSOLIDATED STATEMENTS OF OPERATIONS
    DATA:
 Revenues.............................    $  4,702         $ 18,617       $ 113,257       $ 300,796      $  885,938
 Operating costs and expenses:
    Cost of services (exclusive of
      depreciation and amortization
      shown separately below).........      (4,923)         (17,510)        (98,461)       (265,321)       (702,602)
    Selling, general and administrative
      expenses........................      (2,395)          (9,639)        (38,893)        (94,712)       (238,141)
    Depreciation and amortization.....        (240)            (849)         (6,655)        (21,819)        (75,445)
                                          --------         --------       ---------       ---------      ----------
                                            (7,558)         (27,998)       (144,009)       (381,852)     (1,016,188)
                                          --------         --------       ---------       ---------      ----------

 Loss from operations.................      (2,856)          (9,381)        (30,752)        (81,056)       (130,250)
 Interest income......................          --              173           3,976          13,826          16,104
 Interest expense.....................        (225)            (194)        (11,359)        (39,373)        (75,431)
 Other income--net....................          --               --             470           6,595(2)          739
 Foreign exchange transaction loss....          --               --              --              --         (11,055)
 Minority interest....................          --               --            (180)            210           6,079
 Loss in equity interest of
    unconsolidated subsidiaries.......          --               --              --              --          (3,276)
 Income taxes.........................          --               --            (395)           (401)         (1,334)
                                          --------         --------       ---------       ---------      ----------
 Loss before extraordinary item.......      (3,081)          (9,402)        (38,240)       (100,199)       (198,424)
 Extraordinary item(3)................          --               --              --              --         (20,800)
                                          --------         --------       ---------       ---------      ---------
 Net loss.............................    $ (3,081)        $ (9,402)      $ (38,240)      $(100,199)     $ (219,224)
                                          ========         ========       =========       =========      ==========

 Loss per share of Common Stock before
    extraordinary item(3)(4)..........    $ (15.41)        $  (1.67)      $   (5.13)      $   (5.27)     $    (4.52)
Extraordinary item per share of
    Common Stock......................    $   --           $   --         $   --          $   --         $    (0.47)
Net loss per share of Common Stock(4)     $ (15.41)        $  (1.67)      $   (5.13)      $   (5.27)     $    (4.99)
 Weighted average number of shares of
    Common Stock outstanding(4).......         200            5,641           7,448          19,008          43,913

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                        PREDECESSOR
                                           1994           1995(1)          1996             1997            1998
                                        -----------       -------        --------         --------       ---------
                                                                      (IN THOUSANDS)
OTHER FINANCIAL DATA:
EBITDA(as defined)(5)..................   $ (2,616)        $ (8,532)      $ (24,097)      $ (59,237)     $  (54,805)
Capital expenditures(6)................      1,126            6,074          23,880          49,417         247,665
Cash used in operating activities......     (1,987)           3,554         (10,475)        (91,812)        (82,752)
Cash (used in) provided by investing
   activities..........................       (478)         (16,537)       (225,000)        (18,821)       (509,438)
Cash (used in) provided by financing
   activities..........................      2,888           18,143         335,031         152,035         815,476


                                                                    AS OF DECEMBER 31,
                                        --------------------------------------------------------------------------
                                        PREDECESSOR
                                           1994              1995           1996            1997            1998
                                        -----------        -------        --------        --------       ---------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............   $    452         $  5,163       $ 104,068       $ 144,894      $  367,823
Marketable securities available for
sale...................................         --               --          67,828          13,858         111,548
Restricted marketable securities(7)....         --               --         104,370          68,836          20,159
Total assets...........................      3,682           53,072         427,969         605,664       1,714,593
Short-term debt, current portion of
   long-term debt and current portion
   of capital lease obligations(8).....      2,645            5,506           6,974           8,033          36,130
Long-term debt and capital lease
   obligations(8)......................      1,404            6,648         314,425         316,608       1,089,375
Shareholders' (deficiency) equity......     (3,651)           5,705          20,843         126,699         133,484

------------------

(1) Effective with the acquisition of a majority equity interest in RSL North America in September 1995, the Company began to consolidate RSL North America's operations. From March 1995 (the date of the Company's initial investment) to September 1995, the Company accounted for its investment in RSL North America using the equity method of accounting.

(2) Other Income--Net includes the reversal of certain liabilities accrued in connection with the Company's obligations under an agreement that required the Company to meet a carrier vendor's minimum usage requirements, which agreement was entered into by a subsidiary of the Company prior to the Company's acquisition of such subsidiary. During May 1997, the Company renegotiated the contract with this carrier vendor resulting in the elimination of approximately $7.0 million of previously accrued charges.

(3) Extraordinary item represents primarily the premium paid to retire approximately $127.5 million of the original $300.0 million of the Company's 12 1/4% Senior Notes due 2006 (the "1996 Notes").

(4) Loss per share is calculated by dividing the loss attributable to Common Stock by the weighted average number of shares of Common Stock outstanding, and has been retroactively restated to reflect the 2.19-for-one stock split. Shares issuable pursuant to (i) outstanding stock options, (ii) unexercised Warrants (as defined), (iii) the warrants to purchase 459,900 shares of Class B Common Stock of the Company at an exercise price of $.00457 per share, subject to adjustment issued to Ronald S. Lauder as consideration for his guarantee of a revolving credit facility of the Company with The Chase Manhattan Bank, (iv) options granted by the Company to a number of minority shareholders of its subsidiaries, exercisable on the occurrence of certain events, to exchange their shares in the respective subsidiaries for, in certain circumstances, shares of Class A Common Stock or, in certain circumstances, cash (v) options granted by the Company to certain employees of its subsidiaries to acquire shares of such subsidiaries or similar rights ("Incentive Units"), some of which are currently exercisable, and the right to exchange such Incentive Units for shares of Class A Common Stock or, in certain circumstances, at the Company's option, cash or (vi) the potential Telegate Exchange, are not included in the loss per share of common stock calculation as their effect is anti-dilutive.

(5) EBITDA (as defined) consists of loss before depreciation and amortization, interest, other income--net, foreign exchange transaction loss, minority interest, loss in equity interest of unconsolidated subsidiaries, income taxes and extraordinary item. EBITDA (as defined) is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated.

(6) Capital expenditures include assets acquired through capital lease financing and other debt.

(7) The Restricted Marketable Securities--Held to Maturity consist of U.S. government securities pledged to secure the payment of interest on the principal amount of the 1996 Notes.

(8) As of December 31, 1998, the Company had approximately $115.6 million of available (undrawn) borrowing capacity under its current bank and vendor facilities.

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

OVERVIEW

   GENERAL

      The Company is a rapidly growing multinational communications company which provides a broad array of services, with a focus on international long distance voice services to small and medium-sized businesses in key markets. The Company's services include international and national fixed and wireless, calling card, fax, data, Internet, private line and other value-added telecommunications services. The Company currently has revenue generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, The Netherlands, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. In 1997, approximately 70% of all international long distance telecommunications minutes originated in these markets. The Company is also in the process of commencing start-up operations through its investments in an entity in Mexico. The Company plans to expand its operations and network into one to three additional markets which account for a significant portion of the world's remaining international traffic.

      North America. The Company commenced operations in the U.S. in 1995 and has since implemented solutions designed to improve the operations of RSL USA. The Company added key members to its management and purchased and developed additional management software systems which provide current traffic provisioning and an enhanced ability to predict future traffic volume. The Company also successfully negotiated and continues to negotiate rate reductions and more appropriate transmission capacity arrangements based on the Company's current and anticipated capacity requirements. In addition, the Company anticipates that expanded utilization of its own facilities (as such component of RSL-NET continues to grow) will result in more cost-efficient methods of transport for its U.S. business.

      As of December 31, 1998, the Company had recorded approximately $284.8 million of goodwill in connection with its North American acquisitions.

      Goodwill represents the excess of cost over the fair value of the net assets of acquired entities. The Company's component cost and purchase price allocation for its North American acquisitions for each of the four years ended December 31, 1995, 1996, 1997 and 1998 are as follows:

                                                          COMPONENT COST AND PURCHASE PRICE ALLOCATION
                                              ------------------------------------------------------------------
                                                  1995            1996                1997               1998
                                              -----------     -----------         ------------       ------------
                                                                         ($ IN MILLIONS)
 ASSETS ACQUIRED:
    Cash and cash equivalents................      7.4              --                 5.0                1.1
    Accounts receivable......................      9.0              --                 5.2               29.6
    Telecommunications equipment.............      4.5              --                 0.8               28.7
    Deposits and others......................      1.9              --                 0.5                5.5
    Intangible assets--goodwill..............     29.3            27.6                80.3              147.6
    Intangible assets--customer base..........      --              --                 0.7               22.2
 LIABILITIES ASSUMED:
    Accounts payable and other long-term
      liabilities............................     32.6             8.1                12.3               91.3
    Long-term debt...........................      5.1              --                  --                 --

 EQUITY:
    Increase to shareholders' equity.........       --              --                38.2                9.5

 TOTAL CASH INVESTED.........................     14.4            19.5                42.0              133.9
 TOTAL NET LIABILITIES ASSUMED...............     14.9             8.1                 0.8               26.4
 TOTAL STOCK ISSUED..........................      --               --                38.2                9.5
                                                  ----            ----                ----              -----

 TOTAL PURCHASE PRICE........................     29.3            27.6                81.0              169.8
                                                  ====            ====                ====              =====



      Europe. EU member states are in various stages of deregulation. Deregulation in these countries may occur either because the member states of the EU decide to open up their own markets (e.g., the United Kingdom, Sweden and Finland) or because they are directed to do so by the EC through one or more directives issued thereby. In the latter case, such an EC directive would be addressed to the national legislative body of each EU member state, calling for such legislative body to implement such directive through the passage of national legislation.

      Although interconnection was not available and implemented in most EU countries by January 1, 1998 (as called for by an EC directive), the current regulatory scheme in the EU nevertheless provides an opportunity for the Company to provide a range of services immediately in many countries, while putting in place adequate infrastructure to capitalize on final deregulation if and when it occurs. The Company can provide value-added services before interconnection is available and, in certain EU member states, the Company is already providing dial-in access, coupled, when possible, with autodialers or the programming of customers' phone systems to dial access codes, to route traffic over the domestic PSTN to the Company's switches.

      As of December 31, 1998, the Company had recorded an aggregate of approximately $187.8 million of goodwill in connection with its European acquisitions. Goodwill represents the excess of cost over the fair value of the net assets of acquired entities. The Company's component cost and purchase price allocation for its European acquisitions for each of the four years ended December 31, 1995, 1996, 1997 and 1998 are as follows:



                                                          COMPONENT COST AND PURCHASE PRICE ALLOCATION
                                              ------------------------------------------------------------------
                                                  1995            1996                1997               1998
                                              -----------     -----------         ------------       ------------
                                                                         ($ IN MILLIONS)
 ASSETS ACQUIRED:
    Cash.....................................       --             2.3                 1.4                0.0
    Accounts receivable......................      0.2             0.7                 2.3               28.7
    Telecommunications equipment.............       --             2.3                 0.8                8.2
    Deposits and others......................       --             0.1                 0.8               13.1
    Intangible assets--goodwill..............      0.9            24.2                31.4              131.3
    Intangible assets--customer base.........       --              --                  --                5.2
    Intangible assets--name..................       --              --                  --               10.0
 LIABILITIES ASSUMED:
    Accounts payable and other long-term
      liabilities............................      0.2             5.3                 5.3               62.4
    Lease commitments........................       --             2.4                  --                --

 EQUITY:
    Increase to shareholders' equity.........       --              --                 3.4                 --

 TOTAL CASH INVESTED.........................      0.9            21.9                28.0              134.1
 TOTAL NET LIABILITIES (ASSETS) ASSUMED......       --             2.3                 --                12.4
 TOTAL STOCK ISSUED..........................       --              --                 3.4                 --
                                                  ----            ----                ----              -----

 TOTAL PURCHASE PRICE........................      0.9            24.2                31.4              146.5
                                                  ====            ====                ====              =====


REVENUES

      The Company provides both domestic and international long distance voice communications services. Revenues are derived from the number of minutes of use (or fractions thereof) billed by the Company and are recorded upon completion of calls. The Company also derives revenues from prepaid calling cards. These revenues are recognized at the time of usage or upon expiration of the card. The Company maintains local market pricing structures for its services and generally prices its services at a discount to the prices charged by the local PTTs and major carriers. The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets as a result of increasing competition in telecommunications, which the Company expects will be offset by increased minute volumes and decreased operating costs per minute.

   NORTH AMERICAN OPERATIONS



                                                                    YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                          PREDECESSOR
                                             1994            1995            1996            1997           1998
                                          -----------      --------        --------        --------      ---------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE OF CONSOLIDATED REVENUES)
 Revenues...............................   $  4,702        $ 18,461       $  85,843       $ 194,518      $ 449,974
 Percentage of consolidated
   revenues.............................      100.0%           99.2%           75.8%           64.7%          50.8%
Operating costs and expenses:
   Cost of services (exclusive of
      depreciation and amortization
      shown separately below)...........     (4,923)        (17,367)        (76,892)       (176,780)      (366,267)
   Selling, general and administrative
      expenses..........................     (2,395)         (7,444)        (17,606)        (38,207)       (86,110)
   Depreciation and amortization........       (240)           (619)         (3,047)         (5,650)       (18,758)
                                           --------        --------       ---------       ---------      ---------
                                             (7,558)        (25,430)        (97,545)       (220,637)      (471,135)
                                           --------        --------       ---------       ---------      ---------
 Loss from operations...................   $ (2,856)       $ (6,969)       $(11,702)      $ (26,119)     $ (21,161)
                                           ========        ========       =========       =========      =========


      Prior to 1997, the Company's revenues had been primarily derived from its operations within the United States. The Company's U.S. revenues result primarily from the sale of long distance voice services on a retail basis to commercial customers, on a bulk discount basis to distributors of prepaid calling cards, and on a wholesale basis to other carriers. The Company experiences significant month to month changes in revenues generated by its carrier customers (i.e., customers who acquire the Company's services for the purpose of reselling such services on a wholesale basis to other carriers or on a retail basis to end users). The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. Over the past two years, the Company has shifted its marketing focus in the United States to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers. The Company believes that as a result of these changes to its business and as a result of utilizing a greater proportion of owned versus leased facilities, the Company has begun to experience decreasing quarterly losses commencing in January 1998. The Company has derived increased revenues from its commercial customers, and it continues to reduce its reliance on wholesale carrier revenues. The Company has begun deriving additional North American revenues as a result of its recent acquisition of Westel in Canada and WestComm in the U.S. See "Business--Company Operations--North America."

      EUROPEAN OPERATIONS



                                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                    1995             1996              1997                1998
                                                  --------         --------          --------            ---------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE OF CONSOLIDATED REVENUES)
 Revenues....................................    $   156           $  27,414         $  73,653            $ 306,289
 Percentage of consolidated                          0.8%               24.2%             24.5%               34.6%
   revenues..................................
 Operating costs and expenses:
   Cost of services (exclusive of
      depreciation and amortization shown
      separately below)......................       (143)            (21,569)          (59,516)            (232,977)
   Selling, general and administrative
      expenses...............................       (539)            (17,377)          (43,004)            (103,874)
   Depreciation and amortization.............        (12)             (1,906)           (7,038)             (25,829)
                                                  ------           ---------         ---------            --------
                                                    (694)            (40,852)         (109,558)            (362,680)
                                                  ------           ---------         ---------            ---------
 Loss from operations........................     $ (538)          $ (13,438)        $ (35,905)           $ (56,391)
                                                  ======           =========         =========            =========


      The Company commenced European operations in certain countries in the second quarter of 1996 and has since established operations in many additional European countries.

      The Company derives its revenues from the provision of international and domestic long distance voice services, as well as the resale of wireless services in certain countries in which the Company operates. Substantially all revenues from the Company's European operations are derived from commercial sales to end-users. Sales are targeted at small to medium-sized corporate customers, as well as to niche consumer markets (including selected ethnic communities). To reduce its credit risk to such niche consumer markets, the Company primarily offers prepaid products to its targeted consumer. Each of the countries in which the Company operates has experienced different levels of deregulation, resulting in various levels of competition and differing ranges of services which the Company is permitted to offer its customers. The Company also believes that as it pursues its strategic growth strategy it will continue to encounter various degrees of start-up time.

      Effect of Deregulation on European Revenues. The Company operates in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. The Company anticipates that deregulation will have a favorable impact on revenues because
(i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. The Company believes that, with established or start-up operations in 14 European countries, it will be well positioned to benefit from the anticipated continued deregulation of European markets. However, there can be no assurance regarding the timing or extent of deregulation in any particular country. See "Business--Industry Overview--European Long Distance Market" and "Regulatory Environment."

      ASIA/PACIFIC RIM OPERATIONS


                                                       INCEPTION
                                                    (APRIL 1997 THROUGH                   YEAR ENDED
                                                      DECEMBER 31, 1997)               DECEMBER 31, 1998
                                                    --------------------               -----------------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGE OF CONSOLIDATED REVENUES)
 Revenues......................................          $ 32,333                          $ 128,881
 Percentage of consolidated revenues...........              10.7%                              14.5%
 Operating costs and expenses:
   Cost of services (exclusive of depreciation
      and amortization shown separately
      below)...................................           (28,873)                          (102,621)
   Selling, general and administrative
      expenses.................................            (5,827)                           (29,734)
   Depreciation and amortization...............              (824)                            (7,231)
                                                         --------                          ---------
                                                          (35,524)                          (139,586)
                                                         --------                          ---------
 Loss from operations..........................          $ (3,191)                         $ (10,705)
                                                         ========                          =========


      The Company commenced Asia/Pacific Rim revenue producing operations through its Australian entity with the acquisition of a customer base in Australia in the second quarter of 1997. The Company initiated operations in Japan through RSL COM Japan K.K. in July 1998.

      LATIN AMERICAN OPERATIONS

      The Company commenced Latin American revenue producing operations in Venezuela in the third quarter of 1997. The Company's operations in Venezuela have generated approximately $292,000 and $794,000 in revenues in 1997 and 1998, respectively.

COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

      The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over RSL-NET. The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. The Company plans to make significant investments in IRUs, MIUs and domestic circuits and, as a result, expects an increasing amount of its total operating costs to become fixed, as the volume of the Company's calls carried over its own facilities increases. As the Company migrates increasing amounts of traffic from leased facilities to owned facilities, the Company experiences improving operating results in those operations where such traffic migration occurs. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its Local Operators in Europe and the United States utilizing lines leased on a fixed cost point-to-point basis and MIUs and IRUs. To the extent traffic can be transported between two Local Operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. The Company's cost of transport and termination will decrease to the extent that it is able to bypass the settlement rates associated with the transport of international traffic. While the Company intends to purchase or construct intranational transmission facilities where such facilities are available for purchase or may be constructed and such investments are cost effective and warranted by traffic patterns, a significant percentage of its intranational transmission facilities will continue to be leased on a variable cost basis. Accordingly, variable costs will continue to be a majority of the Company's cost of services for the foreseeable future.


EFFECT OF DEREGULATION ON EUROPEAN COST OF SERVICES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

      The Company's current cost structure varies from country to country, in part, as a result of the different level of regulatory policies in place in each country. In general, the Company's cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated and certain of the Company's European operations have become cash flow positive. In countries that are not substantially deregulated, the Company's access to the local exchange network is through more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying international traffic originating within one country and terminating in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Deregulation in countries in which the Company operates is expected to permit the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that deregulation will result in improved European operating results. Deregulation in a particular country is also expected to permit the Company to terminate international inbound traffic in such country which will result in an improved cost structure for the Company as a whole. However, the foregoing is a forward-looking statement and there can be no assurance that deregulation will proceed as expected or lower the Company's cost of services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      The Company's selling, general and administrative expenses consist of costs incurred to support the continued expansion of RSL-NET, the introduction of new services and the provision of ongoing customer service. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as the Company commences operations in different countries, it incurs significant start-up costs, which are expensed in the period incurred, particularly for hiring, training and retention of personnel, leasing of office space and advertising.

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

ACQUISITION ACCOUNTING

      Since its formation in 1994, the Company has expanded its revenues, customer base and network through internal growth and acquisitions. All of its acquisitions were negotiated on an arm's length basis with unaffiliated third parties. The Company accounted for all of its acquisitions of controlling interests using the purchase method of accounting and, accordingly, the respective purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at their dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over a 15 to 20 year period. For periods prior to April 1, 1996, the Company had included 100% of the losses of its loss generating subsidiaries in its results of operations because the book value of the minority interests in these subsidiaries has been reduced to below zero. The Company's non-U.S. subsidiaries denominate revenues, costs, assets and liabilities for the most part in local currencies. All of the subsidiaries, however, report their financial results in U.S. dollars pursuant to U.S. GAAP. See "Quantitative and Qualitative Disclosures About Market Risk."

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 1998 AND 1997

      Revenues. Revenues increased to $885.9 million for the year ended December 31, 1998 compared to $300.8 million for the year ended December 31, 1997, an increase of 195%. This increase is due primarily to an increase in the Company's North American revenues from $194.5 million for the year ended December 31, 1997 to $450.0 million for the same period this year and the Company's European revenues, which increased to $306.3 million for the year ended December 31, 1998 from $73.7 million for the same period of 1997. The Company had revenue generating operations in the United States, Canada, 14 European countries, Venezuela, Australia and Japan during the year ended December 31, 1998. The increase in the Company's North American revenues was primarily due to acquisitions, which contributed $150.8 million and $11.2 for the years ended December 31, 1998 and 1997, respectively, a significant increase in the Company's U.S. commercial customer base and increased traffic volume from existing customers. Revenues from the Company's European operations increased as a result of increased sales of prepaid calling cards, which contributed $24.6 million and $3.0 for the years ended December 31, 1998 and 1997, respectively, through acquisitions, primarily the Motorola Tel.co acquisition, completed after December 31, 1997, which contributed $153.7 million to the Company's December 31, 1998 European revenues, and an increase in the European customer base. Revenues from the Company's Asia/Pacific Rim operations increased to $128.9 million for the year ended December 31, 1998, compared with $32.3 million for the same period of 1997, primarily as a result of various acquisitions which had taken place throughout the period.

      Cost of Services (Exclusive of Depreciation and Amortization Discussed Separately Below). Cost of services increased to $702.6 million for the year ended December 31, 1998 from $265.3 million for the year ended December 31, 1997, an increase of 165%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 79.3% for the year ended December 31, 1998 from 88.2% for the year ended December 31, 1997. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased diversification in the Company's customer base, increase in commercial accounts and mobile subscribers which positively impacted the Company's profitability, and the improvement in the Company's North American operations' costs of services which represented 52.1% of the Company's total cost of services in the period. This was offset by the Company's European operations which experienced problems in purchasing capacity in Germany and France due to certain delays in implementing deregulation in these countries. Accordingly, traffic arising from increased prepaid card sales in these countries had to be carried over uneconomical overflow capacity which produced low and in certain cases negative gross margins for the Company's prepaid operations in Germany and France. The Company believes that these capacity problems were temporary and have since been corrected. In order to reduce costs, the Company intends to purchase additional capacity, if and when regulations permit, in each of the Company's respective countries of operation, on routes on which it has experienced, or anticipates experiencing, overflow traffic.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1998 increased by $143.4 million, or 151%, to $238.1 million from $94.7 million for the year ended December 31, 1997. This increase is primarily attributable to costs of start-ups in and expansion of the Company's European operations, costs associated with the hiring of new personnel in Europe and as a result of acquisitions in North America and Australia. The Company's European operations contributed $103.9 million or 43.6% of the Company's consolidated selling, general and administrative expense for the year ended December 31, 1998, although such operations accounted for only 34.6% of the Company's total revenues in such period. European selling, general and administrative expense increased as a result of the Motorola Tel.co acquisition and the significant increase in employees in many of the Company's European operations. Selling, general and administrative expense will continue to increase as a result of start-up costs and infrastructure expansion and start-up costs attributable to new local operations.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 246% to $75.4 million for the year ended December 31, 1998 from $21.8 million for the year ended December 31, 1997. This increase is primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions, as well as an increase in investment in property and equipment. Depreciation and amortization expense is expected to increase in the future as a result of the Company's acquisition of additional assets.

      Interest Income. Interest income increased to $16.1 million for the year ended December 31, 1998 from $13.8 million for the year ended December 31, 1997, primarily as a result of interest earned on the remaining net proceeds of the 1998 Notes (as defined).

      Interest Expense. Interest expense increased to $75.4 million for the year ended December 31, 1998 from $39.4 million for the year ended December 31, 1997, primarily as a result of interest related to the 1998 Notes.

      Foreign Exchange Transaction Loss. The Company experienced a foreign exchange transaction loss of $11.1 million for the year ended December 31, 1998, primarily as a result of the increase in the Deutsche mark against the U.S. dollar in connection with the DM Notes (as defined).

      Loss in Equity Interest of Unconsolidated Subsidiaries. The Company recorded a loss in equity interest of unconsolidated subsidiaries of $3.3 million for the year ended December 31, 1998 to account for the Company's pro-rata allocable loss in its investment in each of Maxitel, Telegate and MK Telecom Network, Inc. ("MK Network").

      Loss Before Extraordinary Item. Loss before extraordinary item increased to $198.4 million for the year ended December 31, 1998, as compared to a net loss of $100.2 million for the year ended December 31, 1997 due to the factors described above. An extraordinary item of $20.8 million for the year ended December 31, 1998 represents primarily the premium paid to retire approximately $127.5 million of the original $300.0 million of the Company's 1996 Notes. The Company had no such expense in the year ended December 31, 1997.

      YEARS ENDED DECEMBER 31, 1997 AND 1996

      Revenues. Revenues increased to $300.8 million for the year ended December 31, 1997 compared to $113.3 million for the year ended December 31, 1996, an increase of 165.6%. This increase was due primarily to an increase in the Company's U.S. revenues from $85.8 million for the year ended December 31, 1996 to $194.5 million for the year ended December 31, 1997 and the Company's European revenues, which increased from $27.4 million for the year ended December 31, 1996 to $73.7 million for the year ended December 31, 1997. The Company generated revenues in the United States, in 10 European countries, and in Australia and Venezuela during the fourth quarter of 1997. The Company had revenue producing operations in only the United States and five European countries in 1996. The increase in U.S. revenues was primarily due to increased traffic volume from existing customers, increases in the Company's U.S. commercial customer base and the LDM acquisition on October 1, 1997 which contributed $13.1 million (for the period October 1, 1997 to December 31, 1997) to the Company's December 31, 1997 revenue. The increase in the Company's European revenues was primarily due to increased traffic volume from existing customers, increases in the Company's commercial customer base in the United Kingdom, Sweden, Finland, Germany and The Netherlands. The Company's 1996 European acquisitions in France, Germany and The Netherlands contributed $32.7 million in revenue for the full 1997 year end compared to revenues of $16.5 million recorded from the dates of their respective acquisitions to December 31, 1996.

      Cost of Services (Exclusive of Depreciation and Amortization Discussed Separately Below). Cost of services increased to $265.3 million for the year ended December 31, 1997 from $98.5 million for the year ended December 31, 1996, an increase of 169.5%. This increase was primarily due to increased traffic and increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services increased to 88.2% for the year ended December 31, 1997 from 86.9% for the year ended December 31, 1996. The increase in cost of services as a percentage of revenues was primarily attributable to the Company's U.S. operations' cost of services, which represented 66.6% of the Company's total cost of services. Although the Company anticipated a decrease in U.S. and European cost of services during 1997, rapid revenue growth in excess of the Company's expectations continued to cause traffic overflow resulting in higher cost of services, and increased operating losses.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1997 increased by $55.8 million, or 143.5%, to $94.7 million from $38.9 million for the year ended December 31, 1996. This increase is primarily attributable to the costs associated with the Company's expansion into nine new markets and the concurrent hiring of more than 1,000 new personnel. The Company also recognized all of the costs associated with opening new offices, commencing advertising campaigns and product development. As a percent of U.S. revenues, the Company's U.S. selling, general and administrative expense decreased to 19.6% for the year ended December 31, 1997 from 20.5% for the prior year. The Company's U.S. bad debt expense for the year ended December 31, 1997 increased by $8.1 million or 289% to $10.9 million from $2.8 million for the year ended December 31, 1996. This increase was primarily attributable to a 127% increase in the Company's U.S. revenues for the same period and increased credit exposure primarily due to the increased diversity in the Company's customer base. Additionally, the Company's 1997 bad debt expense included approximately $3.0 million of bad debt recorded in connection with the bankruptcy filing of one of the Company's major customers, Cherry Communications. As a percent of European revenues, the Company's European selling, general and administrative expense decreased to 58.4% for the year ended December 31, 1997 from 63.4% for the prior year. The Company's consolidated selling, general and administrative expense in Europe was 45.4% of its total consolidated selling, general and administrative expense, despite such operations accounting for only 24.5% of the Company's total revenues because of a greater proportion of start-up and expansion costs.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 227.9% to $21.8 million for the year ended December 31, 1997 from $6.7 million for the year ended December 31, 1996, an increase of $15.1 million. This increase was primarily attributable to the increased amortization of goodwill recorded as a result of the Company's acquisitions.

      Interest Income. Interest income increased to $13.8 million for the year ended December 31, 1997 from $4.0 million for the year ended December 31, 1996, primarily as a result of interest earned on the remaining net proceeds of the 1996 Units Offering (as defined) and the net proceeds from the initial public offering of Class A Common Stock in October 1997 (the "IPO").

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

      YEARS ENDED DECEMBER 31, 1996 AND 1995

      Revenues. Revenues increased to $113.3 million for the year ended December 31, 1996 from $18.6 million for the year ended December 31, 1995, an increase of 509%. This increase was due primarily to the full year of U.S. operations consolidated in the 1996 results of operations compared to only three months of the Company's U.S. operations consolidated in the historical statement of operations for 1995. The Company experienced an increase in commercial customers at each of the Company's operations. The Company's Swedish, Finnish and U.K. operations began generating revenues in May 1996 and contributed approximately $7.8 million to 1996 revenues. The Company purchased Sprint's international voice operations in France and Germany in May 1996. These operations contributed approximately $13.1 million to 1996 revenues. The Company's European operations generated minimal revenues in 1995. For the year ended December 31, 1996, approximately 24% of the Company's revenues were generated from the Company's European operations.

      In connection with the Company's shift in marketing focus to small and medium-sized businesses, the Company determined in December 1995 that certain carrier customers provided the Company with margins below its targeted levels for margin contribution. Accordingly, the Company established new pricing structures and terminated service to the low or zero margin customers which did not agree to the new pricing structures. In addition, the Company terminated service in February 1996 to its largest wholesale customer because of such customer's inability to pay for past services. This customer represented approximately 11% of RSL North America's revenues in 1995. The Company commenced legal proceedings to recover amounts owed to the Company by such customer. The Company also instituted stricter credit criteria to reduce its bad debt exposure.

      To compensate for the loss of such revenues, the Company accelerated its U.S. sales efforts to small and medium-sized businesses during 1996, resulting in increased sales to this segment.

      Cost of Services (Exclusive of Depreciation and Amortization Discussed Separately Below). Cost of services increased to $98.5 million for the year ended December 31, 1996 from $17.5 million for the year ended December 31, 1995, an increase of 463%. This increase was due primarily to the full year of U.S. operations that is consolidated in the 1996 results of operations compared to only three months of the Company's U.S. operations consolidated in the historical statement of operations for 1995. As a percentage of revenues, cost of services decreased to 86.9% for the year ended December 31, 1996 from 94.1% for the year ended December 31, 1995. The decrease in cost of services as a percentage of revenues was primarily attributable to the Company's increased European revenues.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1996 increased to $38.9 million from $9.6 million for the year ended December 31, 1995. This increase was primarily attributable to the Company's investment in sales personnel and marketing expense in order to generate increased revenue. Costs for start-up and expansion of the Company's U.K., Dutch, Finnish and Swedish Local Operators represented 30.1% and 5.6% of the Company's total selling, general and administrative expense for the years ended December 31, 1996 and 1995, respectively, although they only accounted for 9.9% and less than 1.0% of the Company's total revenues for the same periods.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 689% to $6.7 million for the year ended December 31, 1996 from $849,000 for the year ended December 31, 1995. This increase was primarily attributable to the increased amortization of goodwill recorded as a result of acquisitions. For the years ended December 31, 1996 and 1995, amortization of goodwill amounted to approximately $2.9 million and $548,000, respectively. The Company depreciates its switches over a five to seven year life, office equipment is depreciated over their estimated useful lives which range from three to seven years and its investments in MIUs and IRUs are depreciated over a 15-year life. Goodwill is amortized over 15 years.

      Interest Income. Interest income increased to $4.0 million for the year ended December 31, 1996 from $173,000 for the year ended December 31, 1995, primarily as a result of interest earned on the net proceeds from (i) an offering completed in October 1996 (the "1996 Units Offering") of units consisting in the aggregate of 300,000 warrants, each to purchase 3.975 shares of Class A Common Stock of the Company at an exercise price of $.00457 per share, subject to adjustment (the "Warrants") and $300.0 million of the 1996 Notes and (ii) the IPO.

      Interest Expense. Interest expense increased to $11.4 million for the year ended December 31, 1996 from $194,000 for the year ended December 31, 1995, an increase of approximately $11.2 million, as a result of interest related to the 1996 Notes ($9.2 million) and borrowings under the Company's revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank, guaranteed by the Company's Chairman ($748,000) and the remaining amounts due to interest related to capital leases.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred significant operating and net losses and negative cash flow, due in large part to the start-up and development of the Company's operations and RSL-NET. The Company expects that its net losses and negative cash flow will increase as the Company implements its growth strategy. Historically, the Company has funded its losses and capital expenditures through capital contributions, borrowings and a portion of the net proceeds of prior securities offerings.

      Cash used in operating activities for the years ended December 31, 1996, 1997 and 1998 equaled $10.5 million, $91.8 million and $82.8 million, respectively. Capital expenditures for the years ended December 31, 1996, 1997 and 1998 were $23.9 million, $49.4 million and $247.7 million, respectively. These capital expenditures were principally for domestic and international gateway switches and related telecommunications equipment. The Company intends to continue its capital expenditures at a level comparable to that which it experienced in 1998 in order to expand and develop the Company's infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRUs and interests in inter-city fiber routes in European countries and installing additional national and international telephone gateway switches. Funds expended for acquisitions during the years ended December 31, 1996, 1997 and 1998 were $38.6 million, $77.8 million and $287.0 million, respectively. During 1996, the Company funded its operating losses, capital expenditures and acquisitions with borrowings of $44.5 million and a portion of the net proceeds of the 1996 Units Offering. During 1997, the Company funded its operating losses, capital expenditures and acquisitions with a portion of the net proceeds of the 1996 Units Offering and a portion of the net proceeds of the IPO. During 1998, the Company funded its operating losses, capital expenditures and acquisitions with a portion of the net proceeds of the IPO, a portion of the net proceeds of the offerings of the Existing Notes (as defined) and a portion of the net proceeds of the 1998 Equity Offering. At December 31, 1998, the Company had $255.2 million of working capital as compared to $83.1 million of working capital at December 31, 1997.

      The Company's indebtedness was approximately $1,024.8 million at December 31, 1998, of which $1,013.3 million represented long-term debt and $11.5 million represented short-term debt. The Company's indebtedness was approximately $304.6 million at December 31, 1997, of which $300.0 million represented long-term debt and $4.6 million represented short-term debt. Substantially all of the Company's long-term indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by the Company.

      In October 1996, RSL PLC consummated the offering of $300.0 million of 12 1/4% Senior Notes due 2006, $127.5 million of which were redeemed by RSL PLC in April 1998. In February 1998, RSL PLC consummated the offering of $200.0 million of 9 1/8% Senior Notes due 2008 ("U.S. Dollar Senior Notes") and $328.1 million ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008 ("U.S. Dollar Senior Discount Notes"). In March 1998, RSL PLC consummated the offering of DM296.0 million (approximately $99.1 million initial accreted value) of 10% Senior Discount Notes ("DM Notes" and, together with the U.S. Dollar Senior Notes and the U.S. Dollar Senior Discount Notes, the "1998 Notes"). On November 9, 1998, RSL PLC issued the 12% Notes, in the principal amount at maturity of $100 million ($94.5 million initial accreted value). In addition, on December 8, 1998, RSL PLC issued the 10 1/2% Notes, in the principal amount of $200 million. The foregoing debt securities (the "Existing Notes") were issued under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates,
(vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

      Under the terms of the Existing Notes, the Company was required to offer to exchange each of the Existing Notes for substantially identical notes registered under the Securities Act of 1933. The Company has successfully completed all such exchange offers.

      In connection with the issuance of the 1996 Notes, the Company was required to purchase and maintain restricted marketable securities, which are held by the indenture trustee for the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such securities at December 31, 1998, as adjusted to reflect the redemption of $127.5 million of the 1996 Notes, was $20.7 million.

      The commitment under the Revolving Credit Facility was $7.5 million at June 30, 1998, which amount was permanently reduced to $5 million at July 1, 1998. Approximately $3.7 million of the commitment under the facility was utilized at December 31, 1998. The Revolving Credit Facility is payable on June 30, 1999 and accrues interest at the lender's prime rate per annum (7.75% at December 31, 1998).

      The Company, through LDM, has a $10.0 million revolving credit facility. There was $6.5 million utilized under this facility at December 31, 1998. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum(10.25% at December 31, 1998).

      The Company, through Telegate, has a $8.1 million revolving credit facility. There was $2.6 million utilized under this facility at December 31, 1998. This facility is payable in annual payments through December 31, 2002 and accrues interest at a variable interest rate not to exceed 5.5% per annum (4.3% at December 31, 1998).

      At December 31, 1998, Telegate had $12.6 million of revolving credit facilities with various banks that accrue interest at a rate of 6.5%, all of which was available.

      Telegate had various secured and unsecured 6% debentures consisting of loans from its former shareholders of $3.2 million and $5.6 million, respectively, as of December 31, 1998. These loans are payable in four semiannual installments beginning June 30, 2001.

      One of the Company's primary equipment vendors has also provided to certain of the Company's subsidiaries $175.0 million in vendor financing commitments to fund the purchase of additional switching and related telecommunications capital equipment. At December 31, 1998, there was approximately $82.0 million utilized under this facility. Borrowings under this vendor facility accrue interest at a rate of LIBOR plus either 5.25% or 4.5% per annum depending on the equipment purchased.

      On December 1, 1998, the Company issued 7,000,000 shares of Class A Common Stock in a public offering (the "1998 Primary Offering"). An additional 544,278 shares of Class A Common Stock were issued by the Company on December 15, 1998 pursuant to underwriters' over-allotment options granted as a part of the 1998 Equity Offering (the "Green Shoe" and, together with the 1998 Primary Offering, the "1998 Equity Offering"). The net total proceeds to the Company were approximately $169.0 million after deducting the underwriting discount and estimated expenses.

      The Company plans to raise additional capital in 1999. The Company believes that the remaining net proceeds from the issuance of the Existing Notes and the 1998 Equity Offering, together with availability under its revolving credit facilities, vendor financing facility and short-term lines of credit and overdraft facilities from local banks, will be sufficient to fund its capital expenditures and operations for the next 12 to 18 months. However, the Company may be required to raise additional capital regardless of market conditions if the Company's plans or assumptions change or prove to be inaccurate, if the Company identifies additional required or desirable infrastructure investments or acquisitions, if the Company experiences unanticipated costs or competitive pressures or if the remaining net proceeds from the issuance of the Existing Notes and the 1998 Equity Offering, together with other sources of liquidity, otherwise prove to be insufficient. Regardless, the Company plans to raise additional capital in 1999 to ensure that adequate funding is available for capital expenditures and operations for the year 2000 and beyond.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure. The Company has not participated in any hedging activities in connection with foreign currency exposure.

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

YEAR 2000 TECHNOLOGY RISKS

      The "Year 2000" problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the programs used in the Company's operations that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, or other computer errors, causing disruptions of operations. The potential for failures encompasses all aspects of the Company's business, including computer systems and voice networks, and could cause, among other things, a temporary inability to process transactions, billing and customer service or to engage in similar normal business activities.

      The Company is implementing a comprehensive program of analysis of and/or changes to its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company, (ii) assessing and prioritizing any required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. The Company has also retained a Year 2000 solution provider as a consultant to assist the Company in its assessment and remediation projects and to manage and coordinate Year 2000 compliance for each of the Local Operators on a global basis.

      In addition to assessing its own systems, the Company is conducting an external review of its vendors and suppliers, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. Based on discussions with Ericsson, the Company's primary equipment vendor, the Company believes that the equipment provided to the Company by Ericsson will be Year 2000 compliant. The Company may experience problems to the extent that other telecommunications carriers whose services are resold by the Company or to which the Company sends traffic for termination are not Year 2000 compliant. There can be no assurance that such problems will not have a material adverse effect on the Company.

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

      The Company has completed numerous acquisitions during recent periods and is in the process of integrating the systems of the acquired businesses into the Company's operations. Those systems are included in the Company's Year 2000 review and remediation project. During the process of evaluating businesses for potential acquisition, and after any such acquisitions, the Company will evaluate the extent of the Year 2000 problems associated with such acquisitions and the cost and timing of remediation. No assurance can be given, however, that the systems of any acquired business will be Year 2000 compliant when acquired or will be capable of timely remediation.

      The Company estimates that it will incur costs of approximately $10 million to become Year 2000 compliant. Costs associated with software modification are expensed by the Company when incurred, and resulted in $47,000 of expense as of December 31, 1998.

      Following the completion of the Company's Year 2000 assessment and the implementation of the Company's Year 2000 project, the Company plans to determine the nature and extent of any contingency plans that may be required. Even if the Company's assessment is completed without identifying any additional material non-compliant systems operated by, or under the control of, the Company, or of third parties, the most likely worst case scenario would be a systems failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature, in addition to potential claims against the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any financial instruments for trading or hedging purposes.

     The Company is exposed to fluctuations in foreign currencies relative to the U.S. dollar, as its revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. The Company recorded a foreign currency translation adjustment of $0.9 million for the year ended December 31, 1998. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. As of December 31, 1998, the Company had recorded a foreign currency transaction loss of approximately $11.1 million, primarily as a result of the increase in the Deutsche mark against the U.S. dollar in connection with the DM Notes (as defined). The Company incurs settlement costs when it exchanges traffic via operating agreements with foreign correspondents. These costs currently represent a small portion of the total costs of services; however, as the Company's international operations increase, it expects that these costs will become a more significant portion of its cost of services. Such costs are settled by utilizing a net settlement process with the Company's foreign correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlement among international telecommunications carriers. The SDRs are valued based upon a basket of foreign currencies and the Company believes that this mitigates, to some extent, its foreign currency exposure. The Company has monitored and will continue to monitor its currency exposure, and, if necessary, may enter into forward contracts and/or similar instruments to mitigate the potential impacts of such risks.

     The Company is currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at fixed rates. The Company is exposed to interest rate risk, as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding the Company's networks and facilities. The interest rate that the Company will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. The Company does not currently anticipate entering into interest rate swap and/or similar instruments.

     The Company's carrying value of cash and cash equivalents, accounts receivable, accounts payable, marektable securities--available for sale, restricted marketable securities--held to maturity, accrued expenses and notes payable is a reasonable approximation of their fair value.

     At December 31, 1998, the fair value of the Company's long-term debt was estimated to be $937.0 million based on the overall weighted average rate of the Company's long-term debt of 10.53% and an overall weighted average maturity of
9.1 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 105 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $9.8 million decrease in fair value of the Company's long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Company's 1999 Proxy Statement to be filed with the Commission no later than April 30, 1999 and to the section entitled "Business--Executive Officers and Other Officers of the Company" in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's 1999 Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement to be filed with the Commission no later than April 30, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE INCLUDED IN
       PART II, ITEM 8 OF THIS REPORT:

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998 Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
     December 31, 1996, December 31, 1997 and December 31, 1998
Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
     1996, December 31, 1997 and December 31, 1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     December 31, 1997 and December 31, 1998
Notes to Consolidated Financial Statements

(A)(2) SEE (D) BELOW FOR A LISTING OF FINANCIAL STATEMENT SCHEDULES INCLUDED AS A PART OF THIS REPORT.

(A)(3) SEE (C) BELOW FOR A LISTING OF THE EXHIBITS INCLUDED AS PART OF THIS REPORT.

(B) CURRENT REPORTS ON FORM 8-K:

     The Company filed a Form 8-K with the Commission on November 6, 1998, reporting that it had completing its offering of $100 million 12% Senior Notes due 2008. The press release announcing such offering was filed as an exhibit to the Form 8-K.

     The Company filed a Form 8-K with the Commission on December 22, 1998, reporting that it had completing its offering of $200 million 10 1/2% Senior Notes due 2008. The press release announcing such offering was filed as an exhibit to the Form 8-K.

(C) THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS REPORT:


    EXHIBIT
     NUMBER       DESCRIPTION
   --------    ------------------------------------------------------------
       *3.1 -- Certificate of Incorporation of RSL Communications, Ltd.,
               issued by the Bermuda Registrar of Companies on March 14, 1996.
       *3.2 -- Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996.
      **3.3 -- Bye-Laws of RSL Communications, Ltd. (as amended through
               September 2, 1997).
      **4.1 -- Form of Class A Common Share Certificate.
      *10.1 -- Indenture, dated October 3, 1996, by and among RSL
               Communications PLC, RSL Communications, Ltd. and The Chase
               Manhattan Bank, as Trustee, containing, as exhibits, specimens of 12 1/4% Senior Notes due 2006.
      *10.2 -- Note Deposit Agreement, dated October 3, 1996, by and among
               RSL Communications PLC, RSL Communications, Ltd. and The
               Chase Manhattan Bank, as Book Entry Depositary.
      *10.3 -- Collateral Pledge and Security Agreement, dated October 3,
               1996, by and among RSL Communications PLC and Trustee.

   ++++10.4 -- Note Deposit Agreement, dated as of February 27, 1998, among
               RSL Communications PLC, RSL Communications, Ltd. and The
               Chase Manhattan Bank as Book-Entry Depositary.
   ++++10.5 -- Note Deposit Agreement, dated as of February 27, 1998, among
               RSL Communications PLC, RSL Communications, Ltd. and The
               Chase Manhattan Bank as Book-Entry Depositary.
   ++++10.6 -- Indenture, dated as of February 27, 1998, by RSL
               Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee.
   ++++10.7 -- Indenture, dated as of February 27, 1998, by RSL
               Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee.
   ++++10.8 -- Note Deposit Agreement, dated as of March 16, 1998, by and between RSL Communications PLC and The Chase Manhattan Bank as Book-Entry Depositary.
   ++++10.9 -- Indenture, dated as of March 16, 1998, by RSL Communications
               PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee.
     *10.10 -- Warrant Agreement, dated October 3, 1996, between RSL
               Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent.
     *10.11 -- Warrant Registration Rights Agreement, dated October 3, 1996, between RSL Communications, Ltd., as issuer, and The Chase Manhattan Bank, as warrant agent.
     *10.12 -- Amendment to the Revolving Credit Facility, dated August 20,
               1996, from The Chase Manhattan Bank to RSL Communications, Inc. *10.13 -- Amendment to the Revolving Credit Facility, dated September
               10, 1996, from The Chase Manhattan Bank to RSL Communications,
               Ltd.
     *10.14 -- Subordinated Promissory Note, dated September 10, 1996, from
               RSL Communications, Ltd. to Ronald S. Lauder.
     *10.15 -- Warrant for 210,000 shares of Class B Common Stock of RSL
               Communications, Ltd. issued to Ronald S. Lauder on
               September 10, 1996.
     *10.16 -- Standby Facility Agreement, dated October 1, 1996, by and between RSL Communications, Ltd. and Ronald S. Lauder.
     *10.17 -- RSL Communications, Ltd.'s 1995 Amended and Restated Stock
               Option Plan.
     *10.18 -- Memorandum of Agreement, dated July 30, 1996, between
               International Telecommunications Corporation and Codetel.
     *10.19 -- General Purchase Agreement, dated September 14, 1995, between Ericsson Inc. and International Telecommunications Corporation.
     *10.20 -- Lease Agreement between AB LM Ericsson Finans and
               International Telecommunications Corporation.
     *10.21 -- Lease Agreement, dated April 10, 1996, between RSL COM
               Europe Ltd. and AB LM Ericsson Finans.
     *10.22 -- Lease Agreement, dated December 30, 1996, between RSL COM
               Europe Ltd. and AB LM Ericsson Finans.
     *10.23 -- Asset Purchase Agreement, dated as of May 8, 1996, by and between RSL COM France S.A. and Sprint Telecommunications
               France Inc.
     *10.24 -- Asset Purchase Agreement, dated as of May 8, 1996, by and among Siena Vermogensverwaltungs-GmbH, Sprint Telecommunication Services GmbH and Sprint Fon Inc.
     *10.25 -- Asset Purchase Agreement, August 12, 1996, by and between RSL
               COM UK Limited and Incom (UK) Ltd.
     *10.26 -- Stock Purchase Agreement, dated July 3, 1996, between RSL
               Communications Limited, Charles Piluso and International Telecommunications Group, Ltd.
     *10.27 -- Stock Purchase Agreement, dated September 9, 1996, between
               RSL Communications PLC, Richard Rebetti, Jr. and
               International Telecommunications Group, Ltd.

     *10.28 -- Agreement and Plan of Reorganization, dated September 9, 1996, among RSL Communications PLC, RSL Communications, Ltd.
               and Charles Piluso.
     *10.29 -- Tax Agreement, dated September 9, 1996, between RSL
               Communications PLC, RSL Communications, Ltd. and Charles
               Piluso.
     *10.30 -- Stock Purchase Agreement, dated September 22, 1995, by and between RSL Communications, Inc. and Charles Piluso.
     *10.31 -- Stock Purchase Agreement, dated September 22, 1995, by and between Richard Rebetti and RSL Communications, Inc.
     *10.32 -- Amendment to the Stock Purchase Agreement, dated
               September 22, 1995, between and among International Telecommunications Group, Ltd., International
               Telecommunications Corporation and RSL Communications, Inc. *10.33 -- Stock Purchase Agreement, dated March 10, 1995, between RSL
               Communication, Inc., International Telecommunications Group, Ltd. and International Telecommunications Corporation.
     *10.34 -- Indemnity Agreement, dated March 10, 1995, between and among
               International Telecommunications Group, Ltd., International Telecommunications Corporation and RSL Communications, Inc.
     *10.35 -- Sublease, dated July 18, 1996, between RSL Communications,
               Ltd. and RSL Management Corporation.
     *10.36 -- Lease, dated as of January 15, 1997, between Longstreet
               Associates L.P. and RSL COM U.S.A., Inc.
     *10.37 -- Employment Agreement, dated January 31, 1997, between Roland
               T. Mallcott and RSL Communications, Ltd.
     *10.38 -- Amendment of Lease, dated as of December 6, 1995, between
               Hudson Telegraph Associates and International
               Telecommunications Corporation.
    **10.39 -- Shareholders Agreement of RSL Communications, Latin America,
               Ltd., dated August 4, 1997, between and among RSL Communications, Latin America, Ltd., RSL Communications,
               Ltd. and Coral Gates Investments Ltd.
**,***10.40 -- Delta Three, Inc. Services Agreement.
    **10.41 -- Employment Agreement, dated July 31, 1997, between Andrew C.
               Shields and RSL Communications, Ltd.
     +10.42 -- RSL Communications, Ltd. 1997 Performance Incentive Plan.
     +10.43 -- RSL Communications, Ltd. 1997 Stock Incentive Plan.
    **10.44 -- Lease Agreement, dated June 19, 1997 for property at 430 Park Avenue, New York, New York.
    **10.45 -- Stock Purchase Agreement of Delta Three, Inc.
    **10.46 -- Employment Agreement, dated September 2, 1997, between
               Itzhak Fisher and RSL Communications, Ltd.
    **10.47 -- Employment Agreement, dated September 2, 1997, between
               Itzhak Fisher and International Telecommunications Group,
               Ltd.
     +10.48 -- RSL Communications Ltd. 1997 Directors' Compensation Plan. **10.49 -- Registration Rights Agreement, dated September 2, 1997, among RSL Communications, Ltd., Ronald S. Lauder, Itzhak
               Fisher and Coral Gate Investments Ltd.
    **10.50 -- International Telecommunication Services Agreement, dated
               July 1, 1995, between International Telecommunications Corporation and TELECOM Denmark.
    **10.51 -- International Telecommunication Operating Agreement, dated
               July 15, 1995 between Telenor Carrier Services A.S. and International Telecommunications Corporation.
    **10.52 -- International Telecommunication Services Agreement, dated
               May 10, 1994, between Mercury Communications Limited and International Telecommunications Corporation.
    **10.53 -- Agreement Concerning Voice Distribution of International
               Telephony Traffic, undated, between Unisource Carrier
               Services AG and International Telecommunications
               Corporation.
    **10.54 -- International Telecommunications Service Agreement, dated
               May 31, 1994, between Compania Dominicana De Telefonos, C.
               Por A. and International Telecommunications Corporation.
    **10.55 -- Second Supplementary Agreement to the UK-Netherlands 14 Cable
               System Construction & Maintenance Agreement, effective February 18, 1997, among the parties on the Annex thereto.

    **10.56 -- Fourth Supplementary Agreement to the ODIN Construction and
               Maintenance Agreement, dated October 24, 1996, among the parties on the Annex thereto.
    **10.57 -- Second Supplementary Agreement to Antillas I Construction &
               Maintenance Agreement, dated February 13, 1997, among the parties on the Annex thereto.
    **10.58 -- Canus I Cable System Indefeasible Right of Use Agreement and
               Financing Agreement, dated June 4, 1996, between Optel Communications, Inc. and International Telecommunications Corporation.
    **10.59 -- Cantat-3 Cable System Indefeasible Right of Use Agreement
               and Financing Agreement, dated March 12, 1996, between
               Teleglobe Cantat-3 Inc. and International Telecommunications Corporation.
    **10.60 -- PTAT-1 Submarine System Indefeasible Right of Use Agreement,
               dated May 12, 1994, between Private Transatlantic Telecommunications System, Inc. and International Telecommunications Corporation.
    **10.61 -- Third Supplementary Agreement to the TAT-12/TAT-13 Cable
               Network Construction and Maintenance Agreement, dated October 17, 1995, among the parties on the Annex thereto.
     *10.62 -- Placement Agreement, dated as of September 30, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and
               Morgan Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon Read & Co. Inc.
   +++10.63 -- Asset Purchase Agreement, dated as of April 23, 1998, by and between CBS Corporation and RSL COM U.S.A., Inc.
 *****10.64 -- Restated Umbrella Agreement, dated as of June 26, 1998, among
               Motorola Limited, SA Motorola NV, Motorola Electronic GmbH, Motorola SA and RSL Communications, Ltd.
   ***10.65 -- Share Subscription, Share Option and Shareholders Agreement,
               dated June 10, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.66 -- Marketing and Distribution Services Agreement, dated as of
               June 10, 1998, between RSL Com Europe Ltd. and Metro Holding
               AG.
   ***10.67 -- Exchange Agreement, dated July 22, 1998, among Ligapart AG,
               Metro Holding AG and RSL Communications, Ltd.
   ***10.68 -- Amended and Restated Share Subscription, Share Option and
               Shareholders Agreement, dated July 22, 1998, among RSL COM
               Europe Ltd., RSL Communications, Ltd. and Metro Holding AG. ***10.69 -- Share Purchase Agreement, dated June 24, 1988, between
               British Columbia Railway Company and RSL Com Holdings
               Canada, Inc.
  ****10.70 -- Note Deposit Agreement, dated November 9, 1998, among RSL
               Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
  ****10.71 -- Indenture, dated November 9, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee.
******10.72 -- Note Deposit Agreement, dated December 8, 1998, among RSL
               Communications PLC, RSL Communications, Ltd., and The Chase Manhattan Bank as Book-Entry Depository.
******10.73 -- Indenture, dated December 8, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee.
******10.74 -- Employment Agreement between RSL Communications, Ltd. and
               Richard Williams.
******10.75 -- Employment Agreement between RSL Communications, Ltd. and
               Donald Shassian.
   ****21.1 -- Subsidiaries of the Company.
       27.1 -- Financial Data Schedule.

     * Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749).
    ** Incorporated by reference to Registrant's Registration Statement on Form
       S-1 (Registration No. 333-34281)
   *** Confidential Treatment was granted by the Commission with respect to certain information contained in this exhibit.
  **** Incorporated by reference to Registrant's Registration Statement on Form
       S-1 (Registration No. 333-62325).
 ***** Incorporated by reference to the Registrant's report on Form 8-K dated
       August 14, 1998.
****** Incorporated by reference to Registrant's Registration Statement on Form
       S-4 (Registration No. 333-70023).
     + Incorporated by reference to Registrant's Registration Statement on Form
       S-8 (Registration No. 333-40085)
    ++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
   +++ Incorporated by reference to Registrant's Report on Form 8-K/A dated
       August 12, 1998.
  ++++ Incorporated by reference to Registrant's Registration Statement on Form
       S-1 (Registration No. 333-46125).

(D) SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF RSL COMMUNICATIONS PLC (INCLUDED AT PAGE S-1).
     SCHEDULE II - SCHEDULE OF VALUATION ALLOWANCES OF RSL COMMUNICATIONS, LTD. (INCLUDED AT PAGE S-4).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RSL COMMUNICATIONS, LTD.
Independent Auditors' Report...........................................................................F-2
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998..............................F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
     December 31, 1996, December 31, 1997 and December 31, 1998........................................F-5
Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1996, December 31, 1997 and December 31, 1998........................................F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     December 31, 1997 and December 31, 1998...........................................................F-8
Notes to Consolidated Financial Statements............................................................F-10

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
RSL Communications, Ltd.

     We have audited the accompanying consolidated balance sheets of RSL Communications, Ltd., a Bermuda corporation, and its subsidiaries (together, the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the Index as Item 14(d) in Part IV. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


New York, New York
February 19, 1999

                            RSL COMMUNICATIONS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    1997              1998
                                                                ------------      ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents ..................................   $ 144,894        $  367,823
  Accounts receivable--net ...................................      70,610           181,845
  Marketable securities--available for sale ..................      13,858            98,637
  Prepaid expenses and other current assets ..................      16,073            77,772
                                                                 ---------        ----------
Total current assets .........................................     245,435           726,077
                                                                 ---------        ----------
Restricted marketable securities--held to maturity ...........      68,836            20,159
                                                                 ---------        ----------
Marketable securities--available for sale ....................          --            12,911
                                                                 ---------        ----------
Property and equipment:
  Telecommunications equipment ...............................      63,998           300,647
  Furniture, fixtures and other ..............................      21,583            68,861
                                                                 ---------        ----------
                                                                    85,581           369,508
  Less accumulated depreciation ..............................     (13,804)          (45,785)
                                                                 ---------        ----------
  Property and equipment--net ................................      71,777           323,723
                                                                 ---------        ----------
Investment in unconsolidated subsidiaries ....................          --             8,446
                                                                 ---------        ----------
Goodwill and other intangible assets--net of accumulated
  amortization ...............................................     214,983           589,517
                                                                 ---------        ----------
Deposits and other assets ....................................       4,633            33,760
                                                                  --------        ----------
Total assets .................................................   $ 605,664        $1,714,593
                                                                 =========        ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ...........................................   $  94,149        $  170,135
  Accrued expenses ...........................................      49,965           191,234
  Notes payable ..............................................       4,604            11,537
  Deferred revenue ...........................................       5,368            23,647
  Capital lease obligations--current portion .................       3,429            24,593
  Other liabilities ..........................................       4,842            49,781
                                                                 ---------        ----------
Total current liabilities ....................................     162,357           470,927
                                                                 ---------        ----------
Other liabilities--noncurrent ................................          --            20,807
                                                                 ---------        ----------
Long-term debt--less current portion .........................          --            12,643
                                                                 ---------        ----------
Senior notes--net ............................................     296,500           998,868
                                                                 ---------        ----------
Capital lease obligations--less current portion ..............      20,108            77,864
                                                                 ---------        ----------
Total liabilities ............................................     478,965         1,581,109
                                                                 ---------        ----------

Commitments and contingencies

Shareholders' equity
    Common Stock, Class A--par value $0.00457; 10,872,568 and
      26,529,479 issued and outstanding at December 31, 1997
      and 1998, respectively .................................          49               121




    Common Stock, Class B--par value $0.00457; 30,760,726 and
      26,245,315 issued and outstanding at December 31, 1997
      and 1998, respectively..................................         141               120
    Common Stock, Class C--par value $0.00457; 0 shares issued          --                --
    Preferred Stock--par value $0.00457; 65,700,000 shares
      authorized, 0 shares issued.............................          --                --
Warrants--Common Stock, exercise price of $0.00457............       5,544             5,544
Additional paid-in capital....................................     274,192           500,292
Accumulated deficit...........................................    (147,939)         (367,163)
Accumulated other comprehensive loss..........................      (5,288)           (5,430)
                                                                 ---------        ----------
Total shareholders' equity....................................     126,699           133,484
                                                                 ---------        ----------
Total liabilities and shareholders' equity....................   $ 605,664        $1,714,593
                                                                 =========        ==========


                 See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               ($ AND SHARES IN THOUSANDS, EXCEPT LOSS PER SHARE)


                                                      YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                         1996             1997              1998
                                                     ------------     ------------      ------------

REVENUES ......................................        $113,257         $ 300,796        $  885,938
OPERATING COSTS AND EXPENSES:
  Cost of services (exclusive of depreciation
     and amortization shown separately below)            98,461           265,321           702,602
  Selling, general and administrative expenses           38,893            94,712           238,141
  Depreciation and amortization ...............           6,655            21,819            75,445
                                                       --------         ---------        ----------
                                                        144,009           381,852         1,016,188
                                                       --------         ---------        ----------
Loss from operations ..........................         (30,752)          (81,056)         (130,250)
  Interest income .............................           3,976            13,826            16,104
  Interest expense ............................         (11,359)          (39,373)          (75,431)
  Other income--net ...........................             470             6,595               739
  Foreign exchange transaction loss ...........              --                --           (11,055)
  Minority interest ...........................            (180)              210             6,079
  Loss in equity interest of unconsolidated
     subsidiaries .............................              --                --            (3,276)
  Income taxes ................................            (395)             (401)           (1,334)
                                                       --------         ---------        ----------
Loss before extraordinary item ................         (38,240)         (100,199)         (198,424)
Extraordinary item ............................              --                --           (20,800)
                                                       --------         ---------        ----------
Net loss ......................................         (38,240)         (100,199)         (219,224)
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign exchange translation adjustment .....            (622)           (4,666)              897
  Unrealized loss on securities ...............              --                --            (1,039)
                                                       --------         ---------        ----------
Comprehensive loss ............................        $(38,862)        $(104,865)       $ (219,366)
                                                       ========         =========        ==========

Loss per share of common stock before
     extraordinary item .......................        $  (5.13)        $   (5.27)       $    (4.52)
Extraordinary item per share of common stock...        $     --         $      --        $    (0.47)
Net loss per share of common stock ............        $  (5.13)        $   (5.27)       $    (4.99)
Weighted average number of shares of common
     stock outstanding ........................           7,448            19,008            43,913


                 See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           ($ AND SHARES IN THOUSANDS)

                                        Class A                      Class B
                                      Common Stock                 Common Stock                Preferred Stock
                                   ------------------         --------------------           -------------------
                                   Shares      Amount         Shares        Amount           Shares       Amount
                                   ------      ------         ------        ------           ------       ------
BALANCE JANUARY 1, 1996 .........      --      $   --           6,411       $   29            9,244       $   93
Issuance of Warrants
   in connection with
   1996 Notes Offering ..........      --          --              --           --               --           --
Issuance of Warrants
   in connection with
   shareholder standby
   facility and revolving
   credit facility ..............      --          --              --           --               --           --
Issuance of Common Stock ........      --          --           4,118           19               --           --
Foreign currency
   translation
   adjustment ...................      --          --              --           --               --           --
Net loss ........................      --          --              --           --               --           --
                                    -----      ------          ------       ------           ------       ------
BALANCE DECEMBER 31, 1996 .......      --          --          10,529           48            9,244           93
Initial Public Offering of
   Class A Common Stock .........   8,280          38              --           --               --           --
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   warrants and options
   exercised ....................   2,593          11              --           --               --           --
Conversion of Preferred Stock
   in exchange for Class B
   Common Stock .................      --          --          20,232           93           (9,244)         (93)
Foreign currency
   translation
   adjustment ...................      --          --              --           --               --           --
Amortization of deferred
   financing costs ..............      --          --              --           --               --           --
Net loss ........................      --          --              --           --               --           --
                                    -----      ------          ------       ------           ------       ------
                                       Common Stock                                       Accumulated
                                         Warrants           Additional                       Other        Deferred
                                    -----------------        Paid-In    Accumulated      Comprehensive    Financing
                                    Shares     Amount        Capital      Deficit            Loss           Costs         Total
                                    ------     ------       ----------  -----------      -------------    ---------       -----
BALANCE JANUARY 1, 1996 .........      --      $   --        $ 15,083    $  (9,500)         $    --        $    --      $   5,705
Issuance of Warrants
   in connection with
   1996 Notes Offering ..........     657       4,000              --           --               --             --          4,000
Issuance of Warrants
   in connection with
   shareholder standby
   facility and revolving
   credit facility ..............     460       1,544              --           --               --         (1,544)            --
Issuance of Common Stock ........      --          --          49,981           --               --             --         50,000
Foreign currency
   translation
   adjustment ...................      --          --              --           --             (622)            --           (622)
Net loss ........................      --          --              --      (38,240)              --             --        (38,240)
                                    -----      ------        --------    ---------          -------        -------      ---------
BALANCE DECEMBER 31, 1996 .......   1,117       5,544          65,064      (47,740)            (622)        (1,544)        20,843
Initial Public Offering of
   Class A Common Stock .........      --          --         167,504           --               --             --        167,542
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   warrants and options
   exercised ....................      --          --          41,624           --               --             --         41,635
Conversion of Preferred Stock
   in exchange for Class B
   Common Stock .................      --          --              --           --               --             --             --
Foreign currency translation
   adjustment ...................      --          --              --           --           (4,666)            --         (4,666)
Amortization of deferred
   financing costs ..............      --          --              --           --               --          1,544          1,544
Net loss ........................      --          --              --     (100,199)              --             --       (100,199)
                                    -----      ------        --------    ---------          -------        -------      ---------
                                                                       F-6



                                        Class A                      Class B
                                      Common Stock                 Common Stock                Preferred Stock
                                   ------------------         --------------------           -------------------
                                   Shares      Amount         Shares        Amount           Shares       Amount
                                   ------      ------         ------        ------           ------       ------
BALANCE DECEMBER 31, 1997 .......  10,873          49          30,761          141               --           --
Secondary offering of
   Class A Common
   Stock ........................   7,544          34              --           --               --           --
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   distribution rights, warrants
   and options exercised ........   3,596          17              --           --               --           --
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock .................   4,516          21          (4,516)         (21)              --           --
Change in minority
   interest from step
   acquisition ..................      --          --              --           --               --           --
Foreign currency translation
   adjustment ...................      --          --              --           --               --           --
Unrealized loss on
   securities ...................      --          --              --           --               --           --
Net loss ........................      --          --              --           --               --           --
                                   ------      ------          ------       ------            -----       ------
BALANCE DECEMBER 31, 1998 .......  26,529      $  121          26,245       $  120               --       $   --
                                   ======      ======          ======       ======            =====       ======


                                       Common Stock                                       Accumulated
                                         Warrants           Additional                       Other        Deferred
                                    -----------------        Paid-In    Accumulated      Comprehensive    Financing
                                    Shares     Amount        Capital      Deficit            Loss           Costs         Total
                                    ------     ------       ----------  -----------      -------------    ---------       -----
BALANCE DECEMBER 31, 1997 .......   1,117       5,544         274,192     (147,939)          (5,288)            --        126,699
Secondary offering of
   Class A Common
   Stock ........................      --          --         169,955           --               --             --        169,989
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   distribution rights, warrants
   and options exercised ........      --          --          56,249           --               --             --         56,266
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock .................      --          --              --           --               --             --             --
Change in minority
   interest from step
   acquisition ..................      --          --            (104)          --               --             --           (104)
Foreign currency translation
   adjustment ...................      --          --              --           --              897             --            897
Unrealized loss on
   securities ...................      --          --              --           --           (1,039)            --         (1,039)
Net loss ........................      --          --              --     (219,224)              --             --       (219,224)
                                    -----      ------        --------    ---------          -------         ------      ---------
BALANCE DECEMBER 31, 1998 .......   1,117      $5,544        $500,292    $(367,163)         $(5,430)        $   --      $ 133,484
                                    =====      ======        ========    =========          =======         ======      =========


                            RSL COMMUNICATIONS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                                  1996             1997             1998
                                                                              ------------     -----------      ------------
Cash flows used in operating activities:
Net loss ...............................................................       $ (38,240)       $(100,199)       $(219,224)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of purchase of subsidiaries:
    Accretion of interest expense on senior discount notes .............              --               --           25,706
    Accretion of interest receivable on restricted marketable
      securities .......................................................          (1,562)          (5,504)          (2,727)
    Depreciation and amortization ......................................           6,655           21,819           75,445
    Equity loss on investment in unconsolidated subsidiaries ...........              --               --            3,276
    Extraordinary loss .................................................              --               --           20,800
    Foreign currency transaction (gain) loss ...........................            (788)              --            6,441
    Loss on disposal of property and equipment .........................             368               --               --
    Loss on sales of marketable securities .............................              --               --              367
    Provision for losses on accounts receivable ........................           2,830           10,908            9,043
    Reversal of accrued liabilities ....................................              --           (7,000)              --
Changes in assets and liabilities:
    Increase in accounts receivable--net ...............................         (17,034)         (45,069)         (49,321)
    Increase in deposits and other assets ..............................          (3,249)          (2,929)         (48,869)
    Increase in prepaid expenses and other current assets ..............            (925)         (13,196)         (65,842)
    Increase in accounts payable and accrued expenses ..................          44,243           56,354          123,813
    Increase (decrease) in deferred revenue and other current
      liabilities ......................................................           4,279           (2,155)          38,018
    Increase (decrease) in other long-term liabilities .................          (7,052)          (4,841)             322
                                                                               ---------        ---------        ---------

Net cash used in operating activities ..................................         (10,475)         (91,812)         (82,752)
                                                                               ---------        ---------        ---------

Cash flows used in investing activities:
    Acquisition of subsidiaries ........................................         (38,552)         (77,813)        (287,044)
    Purchase of marketable securities ..................................         (82,529)              --         (134,275)
    Proceeds from maturities of marketable securities ..................              --           26,492           23,684
    Proceeds from sales of marketable securities .......................          14,701           27,675           35,757
    Purchase of restricted marketable securities .......................        (102,808)              --               --
    Proceeds from maturities of restricted marketable
      securities .......................................................              --           41,038           29,141
    Purchase of property and equipment .................................         (15,983)         (36,357)        (181,937)
    Proceeds from sale of property and equipment .......................             171              144            5,236
                                                                               ---------        ---------        ---------

Net cash used in investing activities ..................................        (225,000)         (18,821)        (509,438)
                                                                               ---------        ---------        ---------

                 See notes to consolidated financial statements.


                                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                                  1996             1997             1998
                                                                              ------------     -----------      ------------
Cash flows provided by financing activities:
    Proceeds from issuance of common and preferred stock
      and warrants .....................................................          50,000          182,160          180,807
    Underwriting fees and expenses .....................................              --          (14,618)         (10,131)
    Proceeds from notes payable ........................................              --               --            1,306
    Payment of notes payable ...........................................          (3,000)          (3,348)              --
    Proceeds from issuance of Notes ....................................         300,000               --          791,992
    Payment of offering costs ..........................................         (10,989)              --          (10,940)
    Proceeds from long-term debt .......................................          44,000               --           13,386
    Payment of long-term debt ..........................................         (44,598)          (9,402)          (1,548)
    Retirement of 1996 Notes ...........................................              --               --         (127,493)
    Premium paid for the retirement of 1996 Notes ......................              --               --          (16,662)
    Principal payments under capital lease obligations .................            (382)          (2,757)          (5,241)
                                                                               ---------        ---------        ---------

Net cash provided by financing activities ..............................         335,031          152,035          815,476
                                                                               ---------        ---------        ---------

    Increase in cash and cash equivalents ..............................          99,556           41,402          223,286
    Effects of foreign currency exchange rates on cash .................            (651)            (576)            (357)
    Cash and cash equivalents at beginning of period ...................           5,163          104,068          144,894
                                                                               ---------        ---------        ---------

    Cash and cash equivalents at end of period .........................       $ 104,068        $ 144,894        $ 367,823
                                                                               =========        =========        =========

Supplemental disclosure of cash flows information:
    Cash paid for:
      Interest .........................................................       $   1,639        $  41,285        $  46,930
                                                                               =========        =========        =========

Supplemental schedule of noncash investing and financing
    activities:
    Assets acquired under capital lease obligations ....................       $   7,897        $  13,060        $  65,728
                                                                               =========        =========        =========

    Issuance of notes to acquire stock .................................       $   9,328        $      --        $      --
                                                                               =========        =========        =========

    Issuance of warrants for shareholder standby facility ..............       $   1,544        $      --        $      --
                                                                               =========        =========        =========

    Issuance of Class A Common Stock ...................................       $      --        $  41,635        $  54,524
                                                                               =========        =========        =========

    Acquisition costs included in current liabilities ..................       $      --        $  17,929        $   1,900
                                                                               =========        =========        =========


                 See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


1.   BUSINESS DESCRIPTION

     RSL Communications, Ltd. ("RSL"), a Bermuda corporation, is the successor in interest to RSL Communications Inc., a British Virgin Islands corporation, which is the successor in interest to RSL Communications, Inc., a Delaware corporation. RSL, together with its direct and indirect subsidiaries are referred to herein as the "Company." The Company is a multinational telecommunications company which provides an array of international and domestic communications services. The Company focuses on providing international long distance voice services to small and medium-sized businesses in key markets. The Company currently has revenue producing operations and provides services in the United States, Canada, the United Kingdom, Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, Switzerland, Australia, Japan and Venezuela. In 1997, approximately 70% of the world's international long distance telecommunications minutes originated in these markets.

2.   ACQUISITIONS

1998 ACQUISITIONS

     TELECENTER OY

     In January 1998, RSL COM Finland Oy, a subsidiary of the Company, purchased 90% of the equity of Telecenter OY, an independent sales agent in Finland. The Company paid approximately $14.4 million and recorded approximately $8.1 million as goodwill.

     FIRST DIRECT COMMUNICATIONS PTY. LIMITED AND LINK TELECOMMUNICATIONS
     PTY LTD.

     In March 1998, RSL COM Australia Pty. Ltd. ("RSL Australia"), a subsidiary of the Company, acquired the customer base of First Direct Communications Pty, Limited and Link Telecommunications Pty Ltd., two switchless mobile telecommunications resellers, for approximately $19.6 million and recorded the same amount as a customer base.

     TELE 2001

     In May 1998, RSL COM Sweden AB, a subsidiary of the Company, purchased 100% of the equity of Tele 2001, a Swedish Telecommunications reseller, for approximately $1.0 million and recorded the same amount as goodwill.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     WESTINGHOUSE COMMUNICATIONS

     In July 1998, the Company acquired the business of Westinghouse Communications ("WestComm"), a division of CBS Corporation, for a cash purchase price of approximately $91.2 million plus the assumption of certain liabilities amounting to $38.3 million. WestComm provides both voice telephony and data services to a customer base consisting primarily of small to medium size businesses in the United States. In connection with this purchase, the Company recorded approximately $129.5 million as goodwill.

     WESTEL TELECOMMUNICATIONS LTD.

     In July 1998, the Company acquired 100% of Westel Telecommunications Ltd. ("Westel") from British Columbia Railway Company for a cash purchase price of approximately $37.6 million (the "Westel Acquisition"). Westel offers a broad range of enhanced telecommunications services (including long distance, data, private line and Internet access) to a customer base consisting primarily of commercial and residential customers located in British Columbia. In connection with this purchase, the Company recorded approximately $9.0 million as goodwill.

     MK TELECOM NETWORK INC.

     In connection with the Westel Acquisition and in compliance with the Canadian Telecommunications Act (the "Telecom Act"), the Company agreed to transfer (the "MK Network Transfer") Westel's "telecommunications facilities" (as defined in the Telecom Act) to MK Telecom Network Inc. ("MK Network"), an entity in which the Company owns a 46.7% beneficial interest, for a purchase price of approximately $6.5 million, the net realizable value of the assets transferred to MK Network (such assets were purchased in the Westel acquisition). The MK Network Transfer was effective as of July 31, 1998. The Company recorded its investment in MK Network as an equity investment which was completed through a transfer of assets, which were recorded at the Company's historical cost basis (which also approximates net realizable value). The assets transferred consist of telecommunications microwave facilities. Neither Westel nor MK Network and their respective owners are related parties.

     COMESA

     In July 1998, RSL COM Italia S.r.l. ("RSL Italy"), a subsidiary of the Company, acquired 75% of the equity of Comesa, a telecommunications company located in Northern Italy. The Company paid approximately $1.0 million and recorded approximately $1.5 million as goodwill.

     GEOVOX SARL

     In July 1998, RSL COM France S.A., a subsidiary of the Company, purchased 100% of the equity of Geovox SARL, a prepaid calling card company operating in Paris, France for approximately $1.9 million in cash plus the assumption of certain liabilities amounting to $2.8 million. In connection with this purchase the Company recorded approximately $4.7 million as goodwill.

     TC TELECOM GMBH

     In July 1998, RSL COM Austria AG, a subsidiary of the Company, acquired 100% of the equity of TC Telecom GmbH, a telecommunications reseller located in Austria, for approximately $1.1 million and recorded the same amount as goodwill.

     MOTOROLA TEL.CO

     In August 1998, the Company acquired the business of Motorola Tel.co ("Motorola Tel.co") in the United Kingdom and Germany from Motorola Inc. Motorola Tel.co resells wireless services and related products in these countries to a base of over 350,000 subscribers. The Company paid approximately $68.1 million plus the assumption of certain liabilities amounting to $10.6 million and recorded approximately $78.7 million as goodwill.

     ONE STEP BILLING INC.

     In October 1998, the Company acquired a customer base from One Step Billing Inc. in the United States for approximately $15.1 million and recorded an equal amount as customer base.

     TDL

     In December 1998, the Company acquired the business of TDL, a reseller of telecommunications services based in the United Kingdom. The Company paid approximately $2.1 million plus the assumption of certain liabilities amounting to $1.7 million and recorded approximately $3.8 million as goodwill.

     TELEGATE HOLDING GMBH

     In May 1998, the Company acquired a 49.86% ownership interest in Telegate Holding GmbH ("Telegate Holding"), which holds a 54.55% ownership interest in Telegate AG ("Telegate"), resulting in a 27.19% economic interest in Telegate. Telegate is a directory information provider in Germany. In December 1998, the Company increased its shareholdings in Telegate Holding to 50.2%, no additional contribution was paid related to this increment. The Company paid $33.6 million and recorded approximately $35.6 million as goodwill.

1997 ACQUISITIONS/NEW OPERATIONS

     DELTA THREE, INC.

     During 1997, the Company acquired a majority interest in Delta Three, Inc. ("Delta Three"). The Company paid approximately $8.8 million for approximately 72% ownership of Delta Three. The Company acquired an additional 28% interest during 1998 for approximately $2.9 million in cash and

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

$8.7 million through the issuance of stock. In connection with this transaction, the Company recorded approximately $15.4 million as goodwill.

     MAXITEL

     In April 1997, RSL Com Europe Ltd ("RSL Europe") acquired a 30.4% interest in Maxitel Servicos e Gestao de Telecommunicacoes, S.A. ("Maxitel"), a Portuguese international telecommunications carrier for $2.1 million, and has since increased its ownership interest in Maxitel to 39% in 1998 for an additional $1.3 million. The total investment in Maxitel is approximately $3.4 million.

     PACIFIC STAR COMMUNICATIONS LIMITED

     In April 1997, the Company acquired substantially all of the commercial customer contracts of Pacific Star Communications Limited, an Australian based company. The Company paid approximately $1.5 million in cash and recorded this amount as a customer base.

     NEWTELCO

     In August 1997, RSL Europe purchased 90% of the stock of Newtelco Telekom AG, an Austrian start-up telecommunications company for an $800,000 investment in the company.

     RSL COM ITALIA S.R.L

     In August 1997, RSL Europe acquired 85% of the stock in RSL Italy, an Italian telecommunications reseller. The Company paid approximately $1.7 million for its investment in RSL Italy.

     EZI PHONECARD HOLDINGS PTY. LIMITED

     In October 1997, RSL Australia acquired 85% of EZI Phonecard Holdings Pty. Limited for approximately $200,000 in cash and the assumption of net liabilities of $1.3 million. In connection with this purchase, RSL Australia recorded approximately $1.5 million as goodwill.

     CALL AUSTRALIA GROUP

     In October 1997, the Company through its wholly-owned subsidiary, RSL Australia acquired 100% of the issued capital of each of Call Australia Pty. Ltd., Associated Service Providers Pty. Limited, Digiplus Pty. Limited, Power Serve Communications Consultants Pty. Limited, Talk 2000 Networks Pty. Limited and Telephone Bill Pty. Limited (collectively the "Call Australia Group"), leading Australian switchless resellers, for approximately $24.5 million. In 1998, the Company paid a final payment of $1.0 million plus an assumption of liabilities of approximately $2.9 million. In connection with this purchase, RSL Australia recorded approximately $28.4 million as goodwill.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     LDM SYSTEMS, INC.

     In October 1997, the Company acquired 100% of the outstanding common stock of LDM Systems, Inc. ("LDM"). In connection with this acquisition, the Company paid approximately $14.9 million in 1997 and recorded a purchase price adjustment of approximately $4.0 million in 1998. In connection with this transaction, the Company recorded approximately $18.9 million as goodwill.

     CALLCOM AG FUR TELEKOMMUNIKATION

     In December 1997, RSL Europe acquired a 78.5% interest in Callcom AG fur TeleKommunikation ("RSL Switzerland") for $2.1 million in cash.

     EUROPEAN TELECOM S.A./N.V.

     In December 1997, RSL Europe acquired 90% of European Telecom S.A./N.V. ("RSL Belgium") which in turn owns 100% of European Telecom SARL ("RSL Luxemburg"). The Company paid approximately $18.6 million in 1997 and $0.3 million in 1998 for this acquisition and recorded approximately $19.1 million as goodwill.

1996 ACQUISITIONS/NEW OPERATIONS

     CERTAIN ASSETS OF SPRINT IN FRANCE AND GERMANY

     In May 1996, the Company acquired the net assets, principally telecommunications equipment and facilities, constituting the international long distance voice businesses of Sprint in France and Germany through its wholly-owned subsidiaries RSL COM France S.A., a French corporation ("RSL France"), and RSL COM Deutschland GmbH, a German limited liability company ("RSL Germany"). Pursuant to the applicable asset purchase agreements, the Company cannot disclose the purchase price of the net assets. In connection with this transaction, the Company recorded approximately $7.9 million as goodwill.

     BELNET NEDERLAND B.V.

     In October 1996, the Company acquired 38,710 shares of Belnet Nederland B.V. ("Belnet/RSL"), representing 75% of the outstanding stock for $10.0 million and the assumption of liabilities of $500,000. In 1997, the Company acquired the remaining shares for approximately $7.3 million. In connection with the purchase of Belnet/RSL, the Company recorded approximately $15.6 million as goodwill.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     INCOM (UK) LIMITED

     In August 1996, the Company acquired the assets and assumed certain limited liabilities of Incom (UK) Limited ("Incom"), a United Kingdom reseller, for $500,000 plus 3,954 non-voting shares of RSL COM North America, Inc. (formerly known as International Telecommunications Group, Ltd.) ("RSL North America") (the "Purchased Shares"). In addition, 3,333 voting shares of RSL North America currently held by Incom were exchanged for an equal number of non-voting shares. In connection with this acquisition, the Company recorded approximately $3.8 million as goodwill.

ACCOUNTING TREATMENT

     For all years, the acquisitions, unless otherwise stated, have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired, primarily fixed assets, accounts receivable and customer bases, and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is amortized over fifteen to twenty years. The valuation of the Company's acquired assets and liabilities for the 1998 acquisitions are preliminary and as a result, the allocation of the acquisition costs among the tangible and intangible assets may change.

     The following presents the unaudited pro forma consolidated statements of operations data of the Company for the years ended December 31, 1997 and 1998 as though the acquisitions of Westinghouse, Westel, LDM, Call Australia Group, and EZI had occurred on January 1, 1997. All other acquisitions had insignificant operations prior to the date of acquisition. The unaudited pro forma consolidated statements do not necessarily represent what the Company's results of operations would have been had such acquisitions actually occurred on such date.


                                          YEAR ENDED             YEAR ENDED
                                       DECEMBER 31, 1997      DECEMBER 31, 1998
                                       -----------------      ------------------

Revenues.............................     $ 556,500              $1,015,422
                                          =========              ==========
Net loss.............................     $(102,891)             $ (223,588)
                                          =========              ==========
Net loss per share...................     $   (5.41)             $    (5.09)
                                          =========              ==========


MARKETING AGREEMENT

     In June 1998, the Company entered into a marketing and distribution services agreement with Metro Holding AG ("Metro Holding"), the management holding company for Metro AG, one of the largest retailers in Europe. Under this agreement, Metro Holding will assist the Company in promoting, marketing, selling and distributing the Company's services through Metro AG's wholesale and

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

retail operations in Europe. This arrangement is designed to provide the Company access to Metro AG's extensive distribution network and customer base (which includes a large number of small and medium-sized businesses) and is expected to significantly accelerate the Company's penetration into key European markets. In connection with its alliance with the Company, Metro Holding initially acquired in April 1998 a 12.5% equity interest in RSL Europe. In June 1998, Metro Holding converted all of its interest in RSL Europe into 1,607,142 shares of Class A Common Stock (based on value for value) and purchased an equal number of Class A Common Stock from certain shareholders of the Company. In the aggregate at December 31, 1998, Metro Holding holds approximately 6.1% of the outstanding stock of the Company, which it is required to hold until at least April 1, 2001. The Company has recorded in the consolidated financial statements the issuance of such equity at fair market value, $45 million, based on the quoted market value of the Company's stock at the time of the transaction, and has recorded the distribution rights as an intangible asset in a like amount which is being amortized over the five-year life of the agreement.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of RSL Communications, Ltd. and its majority-owned subsidiaries from the date of acquisition or commencement of operations.

     For the year ended December 31, 1996 the Company has, since the Company's acquisition or startup of its subsidiaries, included 100% of all of such subsidiaries' operating losses, because the minority investments in each of those entities have been reduced to zero as of the relevant year-end dates. For the years ended December 31, 1997 and 1998, the Company has included 100% of its wholly owned subsidiaries' operating losses and the Company has recorded minority interest, an asset representing the Company's minority shareholder's proportionate share of operating losses for RSL COM Australia Holding Pty. Limited, RSL COM Austria AG, RSL COM Italia S.r.l., RSL COM Latin America, RSL COM Mexico S.A., RSL Communications Spain, S.A., RSL COM Schweiz AG, RSL COM Venezuela C.A., European Telecom S.A./N.V. and European Telecom SARL. In the event additional capital in any such subsidiary is required to fund operating losses, the minority shareholders of such subsidiary are contractually obligated to invest, to the extent necessary to fund the operations, based on their pro rata ownership of the total outstanding stock of such subsidiary. If a shareholder does not invest its pro rata amount, then such shareholder's equity interest will be diluted and the contributing shareholders' equity in such subsidiary will be increased. The Company believes that all of its minority shareholders have the financial wherewithal to meet its obligations to the Company with respect to its proportionate share of operating losses. Each of the Company's other subsidiaries' operating losses have been recorded in full.

     The Company has majority ownership of all of its subsidiaries except for Maxitel and MK Network, for which the Company accounts for its investments under the equity method of accounting.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The Company accounts for its 39% investment in Maxitel using the equity method. During 1997, the Company formed a joint venture with entities controlled by the Cisneros Group of Companies to pursue the Company's Latin American expansion. The Company owns 51% of this joint venture and has, since the joint venture's formation, consolidated 100% of this joint venture and recognized minority interest for 49% of the operating losses of the joint venture. The receivable for the minority shareholder's share of the joint venture loss of $3.1 million is included in other assets.

     Management Assumptions. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates primarily relate to reserves recorded for doubtful accounts and accruals for other claims. Actual results could differ from these estimates.

     Foreign Currency Translation and Transaction. Local currencies are considered the functional currencies of the Company's foreign operating entities. Assets and liabilities of foreign entities have been translated into United States dollars using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. The Company utilizes a net settlement process with its correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlements among international telecommunications carriers. The SDRs are valued based upon the values of a basket of foreign currencies. Translation effects are accumulated as part of other comprehensive loss in equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss. Foreign currency transaction losses for the year ended December 31, 1998 were approximately $11,055,000, primarily as a result of the increase in the Deutsche mark against the U.S. dollar in connection with the Company's 1998 Deutsche mark denominated Senior Discount Notes.

     Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts of approximately $12,000,000 and $14,000,000 at December 31, 1997 and 1998, respectively. The Company recorded bad debt expense of approximately $2,800,000, $10,900,000 and $9,000,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Accrued Expenses. Accrued expenses for the years ended December 31, 1997 and 1998 consist primarily of accrued interest, accrued acquisition costs and accrued transmission costs.

     Marketable Securities. Marketable securities consist principally of U.S. Treasury bills, commercial paper and corporate notes with a maturity date greater than three months when purchased. Available for sale securities are stated at market and the held to maturity securities are stated at amortized cost. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

balance sheet date. Marketable securities are defined as either available for sale or held to maturity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," depending on the security.

     Property and Equipment and Related Depreciation. Property and equipment are stated at cost or fair value at the date of acquisition, and in the case of equipment under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and are amortized over the remainder of the life. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to fifteen years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Depreciation expense was $3,462,000, $9,794,000 and $32,439,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Impairment of Assets. The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that, as of December 31, 1997 and 1998, there had been no impairment in the carrying value of the long-lived assets.

     Goodwill and Related Amortization. Goodwill represents the excess of cost over the fair value of the net assets of acquired entities, and is being amortized using the straight-line method over fifteen to twenty years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred as of December 31, 1997 and 1998.

     Other Intangible Assets. Other Intangible assets acquired through purchase acquisitions included distribution rights, customer bases and operating licenses which are being amortized over lives ranging from two to five years using the straight-line method. Deferred financing costs incurred in connection with the Senior Notes are being amortized on a straight-line basis over ten years.

     Deposits and Other Assets. Deposits consist principally of amounts paid to the Company's carrier vendors.

     Revenue Recognition and Deferred Revenue. The Company records revenue based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

calling card services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

     Other Liabilities. Other liabilities consists primarily of purchase accounting adjustments in connection with the Westinghouse Acquisition of $24.7 million, value-added tax and others as of December 31, 1998.

     Cost of Services. Cost of services is comprised primarily of transmission costs.

     Selling Expenses. Selling costs such as recurring commissions and marketing costs are treated as period costs. Customer acquisition costs, primarily related to the Company's cellular reseller business, are amortized over the average lives of the contracts of approximately twelve months. Such costs are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss.

     Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. The Company's foreign subsidiaries file separate income tax returns in the jurisdiction of their operations. The Company's United States subsidiaries file stand-alone United States income tax returns.

     Loss per Common Share. In accordance with the Company's adoption of SFAS No. 128, "Earnings Per Share", the loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per common share calculation as their effect is anti-dilutive. The adoption of SFAS No. 128, "Earnings Per Share" did not affect the Company's method of computing the loss per common share.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure. The Company has not participated in any hedging activities in connection with foreign currency exposure.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

RECLASSIFICATION

     Certain previously reported amounts have been reclassified to conform with the current period presentation.

4.   CONCENTRATION OF CREDIT RISK

     The Company is subject to significant concentrations of credit risk which consist principally of trade accounts receivable, cash and cash equivalents, and marketable securities. The Company's U.S. subsidiaries sell a significant portion of their services to other carriers and, as a result, maintain significant receivable balances with certain carriers. If the financial condition and operations of these customers deteriorate below critical levels, the Company's operating results could be adversely affected.

     The Company maintains its cash with high quality credit institutions, and its cash equivalents and marketable securities are in high quality securities.

5.   MARKETABLE SECURITIES

     A summary of the Company's available for sale marketable securities at December 31, 1997 and December 31, 1998 is as follows (in thousands):

                                           DECEMBER 31, 1997            DECEMBER 31, 1998
                                        ----------------------       -----------------------
                                        AMORTIZED       MARKET        AMORTIZED      MARKET
                                          COST          VALUE           COST         VALUE
                                        ---------     --------       ----------     --------
Corporate Notes ...................     $ 2,500       $  2,500       $  6,651       $  6,640
Medium-Term Notes .................          --             --          5,023          5,006
Commercial Paper ..................       4,390          4,388         86,963         86,997
Federal Agency Notes ..............       6,968          6,973             --             --
                                        -------       --------       --------       --------
                                         13,858         13,861         98,637         98,643
Mutual Funds--Long-Term ...........          --             --         13,950         12,911
                                        -------       --------       --------       --------
                                        $13,858       $ 13,861       $112,587       $111,554
                                        =======       ========       ========       ========

     The Company has recorded its available for sale marketable securities at the lower of amortized cost or market value. The difference between amortized cost and market value has been recorded as unrealized loss on securities within shareholders' equity.

     The carrying value of the available for sale marketable securities by maturity date at December 31, 1997 and December 31, 1998 is as follows (in thousands):

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                     DECEMBER 31, 1997      DECEMBER 31, 1998
                                                     -----------------      -----------------

Matures in one year................................       $11,856                 $98,637
Matures after one year through three years.........         2,002                  12,911
                                                          -------                --------
Total..............................................       $13,858                $111,548
                                                          =======                ========


     Proceeds from the sale of available for sale marketable securities for the years ended December 31, 1996, 1997 and 1998 were $14,701,000, $27,675,000 and
$35,757,000, respectively. Gross gains (losses) of $56,000, $(2,000) and $(367,000) were realized on these sales for the years ended December 31, 1996, 1997 and 1998.

     Securities classified as held to maturity, which are comprised of Federal agency notes, are stated at amortized cost. Such securities are restricted in order to make the first six scheduled interest payments on the 12 1/4% Senior Notes (see Note 7). The held to maturity securities at December 31, 1997 and 1998 are as follows (in thousands):


                                                             DECEMBER 31, 1997                 DECEMBER 31, 1998
                                                         --------------------------        --------------------------

                                                         AMORTIZED          MARKET         AMORTIZED         MARKET
                                                            COST             VALUE            COST            VALUE
                                                         ---------         --------        ---------         --------
Matures in one year.................................     $35,455           $35,522          $20,159          $20,723
Matures after one year through three years..........      33,381            33,377               --               --
                                                         -------           -------          -------          -------
Total...............................................     $68,836           $68,899          $20,159          $20,723
                                                         =======           =======          =======          =======


6.   INCOME TAXES

     The Company has incurred losses since inception for both book and tax purposes. The Company's Netherlands and Finland subsidiaries recorded income tax expense of approximately $395,000, $401,000 and $1,334,000 for the years ended December 31, 1996, 1997 and 1998, respectively. As of December 31, 1996, 1997 and 1998, the Company had net operating loss carryforwards generated primarily in the United States and the United Kingdom of approximately $47,000,000, $147,000,000 and $367,000,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2013 if not utilized. The utilization of the net operating loss carryforwards is subject to certain limitations.

In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as of December 31, 1997 and 1998 as follows (in thousands):

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                            DECEMBER 31,
                                                     -------------------------
                                                        1997           1998
                                                      --------      ---------

Deferred tax assets...............................    $ 59,000      $ 147,000
Less valuation allowance..........................     (59,000)      (147,000)
                                                      --------      ---------
Net deferred tax assets...........................    $     --      $      --
                                                      ========      =========


     The Company's net operating losses generated the deferred tax assets. At December 31, 1997 and 1998, a valuation allowance of $59,000,000 and $147,000,000, respectively, is provided as the realization of the deferred tax assets are not assured.

7.   NOTES PAYABLE AND LONG-TERM DEBT

     SENIOR NOTES

     On October 3, 1996, RSL Communications PLC ("RSL PLC"), a wholly-owned subsidiary of RSL Communications, Ltd. (apart from its subsidiaries, the "Guarantor"), issued (the "Debt Offering") 300,000 Units, each consisting of an aggregate of one $1,000 Senior Note (collectively, the "1996 Notes") due 2006 bearing interest at the rate of 12 1/4% and one warrant to purchase 3.975 Class A common shares which expire in ten years (collectively, the "Warrants"). The exercise price of such Warrants is $0.00457.

     The value ascribed to the Warrants was $4,000,000. The unamortized discount is recorded as a reduction against the face value of the 1996 Notes, and is amortized over the life of the 1996 Notes. Such unamortized discount was $3,500,000 and $1,783,000 at December 31, 1997 and December 31, 1998,
respectively.

     The 1996 Notes, which are guaranteed by the Guarantor, are redeemable, at RSL PLC's option, subsequent to November 15, 2001, initially at 106.1250% of their principal amount, declining to 103.0625% of their principal amount for the calendar year subsequent to November 15, 2002, and at 100% of their principal amount subsequent to November 15, 2003. The 1996 Notes, or a portion thereof, may also be redeemed upon the consummation of a public equity offering which yields proceeds in excess of a specified amount.

     In April 1998, the Company used approximately $101.0 million of the net proceeds from its initial public offering of shares of Class A Common Stock (the "IPO") in 1997 to redeem (the "Equity Clawback") $90.0 million of the 1996 Notes at a premium of $11.0 million, as permitted under the 1996 Indenture. In April 1998, the Company used approximately $43.1 million to redeem (the "Buyback") $37.5 million of the 1996 Notes at a premium of $5.6 million, as permitted under the 1996 Indenture.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


The redemption premiums, and part of the discount and offering cost were expensed in the amount of $20.8 million in the second quarter of 1998 as an extraordinary item.

      In connection with the issuance of the 1996 Notes, the Company is required to maintain restricted marketable securities in order to make the first six scheduled interest payments on the 1996 Notes. Such restricted marketable securities amounted to $68,836,000 and $20,159,000 at December 31, 1997 and December 31, 1998, respectively.

      On February 27, 1998, RSL PLC completed concurrent offerings (the "1998 U.S. Offerings") of $200.0 million principal amount of 9 1/8% Senior Notes due 2008 and $328.1 million principal amount at maturity ($200.0 million initial accreted value) of 10 1/8% Senior Discount Notes due 2008 (together, the "1998 U.S. Notes"). The 1998 U.S. Offerings generated gross proceeds to the Company of $400.0 million. On March 16, 1998, RSL PLC completed an offering (the "1998 DM Offering," and together with the 1998 U.S. Offerings, the "1998 Offerings") of
182.0 million Deutsche Mark denominated 10% Senior Discount Notes due 2008 (the "1998 DM Notes," and together with the 1998 U.S. Notes, the "1998 Notes"). The 1998 DM Offering generated proceeds to the Company of $99.1 million.

      In connection with the 1998 Offerings, RSL PLC entered into registration rights agreements for the benefit of the holders of the 1998 Notes (the "Registration Rights Agreements"), pursuant to which RSL PLC agreed to offer to exchange the 1998 Notes for substantially identical notes registered under the Securities Act. In May 1998, in accordance with the Registration Rights Agreements, the Guarantor and RSL PLC offered for exchange the 1998 Notes for substantially identical notes registered under the Securities Act. The Company's Registration Statement on Form S-4 (Registration No.333-49857) filed with the Commission with respect to such offering was declared effective by the Commission on May 12, 1998.

      In November 1998, RSL PLC issued (the "12% Notes Offering") $100 million aggregate principal amount at maturity of 12% Senior Notes due 2008 (the "12% Notes"). The 12% Notes generated gross proceeds to the Company of approximately $94.5 million.

      In December 1998, RSL PLC issued (the "10 1/2% Notes Offering" and, together with the 12% Notes Offering, the "New Notes Offerings") $200 million aggregate principal amount of 10 1/2% Senior Notes due 2008 (the "10 1/2% Notes" and, together with the 12% Notes, the "New Notes"). The 10 1/2% Notes generated gross proceeds to the Company of approximately $198.5 million.

     In connection with the New Notes Offerings, RSL PLC entered into registration rights agreements for the benefit of the holders of the New Notes (the "New Notes Registration Rights Agreements"), pursuant to which RSL PLC agreed to offer to exchange the New Notes for substantially identical notes registered under the Securities Act. In February and March of 1999, in accordance with the New Notes Registration Rights Agreements, RSL and RSL PLC offered for exchange the New Notes for substantially identical notes registered under the Securities Act. The Company's Registration Statement

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




on Form S-4 (Registration No.333-70023) filed with the Commission with respect to such offering was declared effective by the Commission on January 26, 1999.

      The 1996 Notes, the 1998 Notes, and the New Notes are collectively referred to herein as the "Notes." The Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by the Guarantor.

      The indentures pursuant to which the Notes were issued contains certain restrictive covenants which impose limitations on RSL and certain of its subsidiaries ability to, among other things: (i) incur additional indebtedness,
(ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets. Notwithstanding the foregoing, these indentures do not impose restrictions on RSL's ability to obtain funds by dividends or loans from its subsidiaries.

      At December 31, 1997 and 1998, the Company was in compliance with the above restrictive covenants.

      CREDIT FACILITIES

      At December 31, 1997 and 1998, the Company had a $7,500,000 and $5,000,000
revolving credit facility with a bank, respectively, (the "Revolving Credit Facility"), guaranteed by the Company's Chairman. The facility is payable on June 30, 1999 and accrues interest at the lender's prime rate per annum. Approximately $0 and $3.7 million of the $7.5 million and $5.0 million commitments under the facility was utilized at December 31, 1997 and 1998, respectively.

      The Company, through LDM, has a $10.0 million revolving credit facility. There was $3.6 million and $6.5 million utilized under this facility at December 31, 1997 and December 31, 1998, respectively. This facility is payable in full on September 30, 2000 and accrues interest at the prime rate (7.75% at December 31, 1998) plus 2.5% per annum (10.25% at December 31, 1998).

      The Company, through Telegate, has a $8.1 million revolving credit facility. There was $2.6 million utilized under this facility at December 31, 1998. This facility is payable in annual payments through December 31, 2002 and accrues interest at a variable interest rate not to exceed 5.5% per annum (4.3% at December 31, 1998).

      At December 31, 1998, Telegate had $12.6 million of revolving credit facilities with various banks that accrue interest at a rate of 6.5%, all of which was available.

      Telegate had various secured and unsecured 6% debentures consisting of loans from its former shareholders of $3.2 million and $5.6 million, respectively, as of December 31, 1998. These loans are payable in four semiannual installments beginning June 30, 2001.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



      VENDOR FINANCING

      At December 31, 1997 and 1998, RSL USA had a series of current notes payable to different vendors in the amount of $976,000 and $587,000, respectively, which bear interest at rates ranging from 8% to 14.5%.

      One of the Company's primary equipment vendors has provided to certain of the Company's subsidiaries an aggregate of $175 million in vendor financing commitments to fund the purchase of additional equipment. At December 31, 1997 and 1998, approximately $34.2 million and $82.0 million were utilized, respectively. Borrowings under this vendor facility accrue interest at a rate of LIBOR plus either 5.25% or 4.5% per annum depending on the equipment purchased.

      Long-term debt maturities at December 31, 1998 are as follows (in thousands):


     YEAR ENDED
     ----------
     1999............................................  $   11,537
     2000............................................         718
     2001............................................       5,029
     2002............................................       6,896
     2003............................................          --
     2004 and thereafter.............................   1,000,651
                                                       ----------
     Total...........................................   1,024,831
     Less Current Maturities.........................     (11,537)
                                                       ----------
     Long-Term Debt..................................  $1,013,294
                                                       ==========


     At December 31, 1997, the 1996 Notes had a fair value of approximately $330,000,000. At December 31, 1998, the Notes had a fair value of approximately $937,014,000. The increase in fair value is primarily due to changes in the interest rate environment. The remainder of the Company's long-term debt had fair values which approximated their carrying amounts.

      Interest expense on the above notes was approximately $10,457,000, $37,136,000 and $70,860,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets at December 31, 1997 and 1998 consist of the following (in thousands):


                                                                            DECEMBER 31,
                                                                     ----------------------
                                                                       1997            1998
                                                                     --------        ------
Goodwill..........................................................   $210,282        $513,068
Customer Base.....................................................      3,245          49,822
Deferred Financing Costs..........................................     11,655          19,902
Distribution Right................................................         --          47,281
Other Intangibles.................................................      3,331          13,837
                                                                     --------        --------
                                                                      228,513         643,910
Less Accumulated Amortization.....................................    (13,530)        (54,393)
                                                                     --------        --------
Goodwill and Other Intangible Assets--Net.........................   $214,983        $589,517
                                                                     ========        ========


      Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $3,193,000, $9,980,000 and $43,006,000, respectively.

9.    SHAREHOLDERS' EQUITY

      COMMON STOCK

      During 1996, the Company issued 4,117,522 shares of Class B Common Stock for cash aggregating $50,000,000.

      On September 30, 1997, the Company revised its capital structure (the "Recapitalization"), in part to (i) effect a 2.19-for-one stock split for each outstanding share of each class of common shares and each outstanding share of Preferred Stock, (ii) increase the number of authorized shares of its Class A Common Stock and Class B Common Stock to an aggregate of 438,000,000 shares and
(iii) increase the number of authorized shares of its Preferred Stock to 65,700,000. The holders of the Class A Common Stock are entitled to one vote per share, and the holders of the Class B Common Stock are entitled to ten votes per share. During 1998, 4,515,411 shares were converted from Class B Common Stock in exchange for Class A Common Stock.

      On September 30, 1997, the Company commenced an initial public offering of 8,280,000 shares of its Class A Shares. The aggregate offering price of the 8,280,000 shares of Class A Common Stock sold in the equity offering to the public was $182,160,000, with net proceeds to the Company of $167,542,000.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


      On November 30, 1998, the Company commenced a secondary public offering of 7,544,278 shares of its Class A Shares. The aggregate offering price of the 7,544,278 shares of Class A Common Stock sold in the equity offering to the public was $180,120,000, with net proceeds to the Company of $169,989,000.

      In June 1997, RSL North America's founder and former Chairman elected to exchange his shares in RSL North America, a subsidiary of the Company, for shares in the Company. Accordingly, the Company issued 1,457,094 of the Class A Common Stock, par value $0.00457 per share, of the Company in exchange for 15,619 shares of common stock of RSL North America and recorded approximately $32,575,000 as additional paid in capital and an equal amount as goodwill.

      In March 1998, the Company registered 1,152,715 shares of Class A Common Stock to be issued pursuant to the terms of the warrant agreement governing the Warrants (the "Warrant Registration") and 300,000 shares of Class A Common Stock to be sold by a corporation wholly owned by a former Vice Chairman of the Company, and members of his family (the "Selling Shareholder") (which necessarily assumes the conversion by the Selling Shareholder of an identical number of shares of Class B Common Stock). The Warrant Registration was required pursuant to a registration rights agreement entered into in connection with the private offering (the "1996 Units Offering") of 300,000 units (the "Units") each consisting of (i) $1,000 principal amount of 12 1/4% Senior Notes due 2006 and
(ii) one warrant to purchase 3.975 shares of Class A Common Stock of RSL (each a "Warrant"). During 1998, the Company issued 274,726 shares of Class A Common Stock upon the exercise of warrants.

      In connection with the marketing and distribution services agreement entered into with Metro Holding in June 1998, as mentioned in Note 2, the Company issued 1,607,142 shares of Class A Common Stock.

      During 1997 and 1998, the Company issued 712,142 and 1,232,339 shares of Class A Common Stock upon the exercise of options, respectively. In addition, during 1998, the Company issued 54,750 shares of Class A Common Stock upon the issuance of restricted stock.

      During 1997 and 1998, in connection with the acquisition of certain minority interests, the Company issued 411,105 and 428,272 shares of Class A Common Stock, respectively.

PREFERRED STOCK

      During 1995, the Company issued 9,243,866 shares of its preferred stock to the holders of its Class B Common Stock for cash of $13,354,000. The preferred stock ranked senior to the Company's common stock as to dividends and a liquidation preference of $1.00 per share. Each share was convertible at the holder's option into 2.19 shares of Class B Common Stock. All preferred shares were automatically converted into the Company's Class B Common Stock in 1997 as the public offering yielded proceeds in excess of $25,000,000, in accordance with the terms of the Preferred Stock agreement. Dividends, at the rate of 8%, were cumulative. Upon conversion of the shares of the preferred stock, the cumulative

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


dividends were deemed to be canceled and waived upon conversion. The cumulative amount of such dividends was approximately $16,000.

10.   CAPITAL LEASE OBLIGATIONS

      Future minimum annual payments applicable to assets held under capital lease obligations for years subsequent to December 31, 1998 are as follows (in thousands):


     YEAR ENDED
     ----------
     1999........................................................   26,624
     2000........................................................   24,281
     2001........................................................   22,311
     2002........................................................   18,245
     2003........................................................   12,336
     2004 and thereafter.........................................   21,491
                                                                   -------
     Total minimum lease obligations.............................  125,288
     Less interest...............................................  (22,831)
                                                                   -------
     Present value of future minimum lease obligations...........  102,457
     Less current portion........................................  (24,593)
                                                                   -------
     Long-term lease obligations at December 31, 1998............   77,864
                                                                   =======


      The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using effective interest rates ranging from 9% to 11% per annum.

      Assets held under capital leases aggregated $26,632,000 and $76,087,000 at December 31, 1997 and 1998, respectively. At December 31, 1997 and 1998, the related accumulated depreciation was $2,557,000 and $4,895,000, respectively.

11.   RELATED PARTY TRANSACTIONS

      RSL Management Corporation ("RSL Management"), which is wholly owned by Ronald S. Lauder, the Chairman of the Board of the Company and the principal shareholder of the Company, subleases an aggregate of 11,000 square feet of office space to the Company at an annual rent of $521,000 per annum. RSL Management subleases such space from The Estee Lauder Companies Inc. ("Estee Lauder"). Ronald S. Lauder is also a principal shareholder of Estee Lauder and Leonard A. Lauder, a director of the Company, is the Chief Executive Officer of Estee Lauder. In addition, RSL Management provides payroll and benefit services to the Company for an annual fee of $6,000, $6,000 and $9,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



      The Company has employment contracts with certain of its executive officers. These agreements expire beginning January 2000 through December 31, 2002 unless terminated earlier by the executive or the Company, and provide for annual salaries and bonuses based on the performance of the Company. Salary expense for these officers was approximately $1,419,000, $1,555,000 and $2,116,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The aggregate commitment for annual future salaries pursuant to the employment agreements at December 31, 1998, excluding bonuses, is approximately $2,624,000, $2,265,000, $1,375,000 and $925,000 for 1999, 2000, 2001, and 2002,
respectively.

12.   EMPLOYEE BENEFIT PLAN

     In 1996, the Company instituted a defined 401(k) contribution plan which provides retirement benefits for most of its domestic employees. The Company's contributions to the defined contribution plan, which are based on a percentage of the employee's annual compensation subject to certain limitations, were not significant for the years ended December 31, 1996, 1997 and 1998. The Company's subsidiary Telegate established a defined benefit pension plan covering the members of Telegate's board of directors effective December 31, 1998. Telegate did not make any contributions to the plan nor did the plan pay any benefits in the year ended December 31, 1998.

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

      1997 STOCK INCENTIVE PLAN

      During 1997, the Company established the 1997 Stock Incentive Plan (the "1997 Stock Plan") to attract and motivate key employees of the Company. The 1997 Stock Plan is administered by the

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



Committee. The 1997 Stock Plan provides for the grant of the incentive and non-incentive stock options, stock appreciation rights, restricted stock, and various combinations thereof. The maximum number of shares of Class A Common Stock available under the 1997 Stock Plan is 3,100,000, with no more than 500,000 options or stock appreciation rights to be granted to any one participant in a calendar year. The options vest over a three-year period and terminate on the seventh anniversary of the date of grant, unless a different vesting schedule is designated by the Committee. As of December 31, 1998, a total of 1,093,020 options and 164,250 shares of restricted stock have been granted under this plan.

      1997 PERFORMANCE INCENTIVE COMPENSATION PLAN

     During 1997, the Company established the 1997 Performance Incentive Compensation Plan (the "1997 Performance Plan") to reward employees for superior performance. The 1997 Performance Plan is effective through and including the year 2000, unless extended or earlier terminated by the Board of Directors. Awards under the 1997 Performance Plan may be made to key employees recommended by the Chief Executive Officer, selected by the Committee and approved by the Board of Directors, and may be paid in cash, in shares of Class A Common Stock or in any combination thereof, provided that at least 50% of such award is required to be paid in cash. The 1997 Performance Plan provides for the grant of up to 400,000 shares of Class A Common Stock. No shares have been granted under the 1997 Performance Plan.

      1997 DIRECTORS' COMPENSATION PLAN

      During 1997, the Company adopted the 1997 Directors' Compensation Plan (the "1997 Directors' Plan"). During the ten year term of the 1997 Directors' Plan, each non-employee Director will be granted options to acquire a number of Class A Common Stock with an aggregate fair market value on the date of grant equal to $50,000, except for the Chairman and the Vice Chairman of the Board, whose grants have a fair market value of $150,000 and $75,000, respectively. The 1997 Directors' Plan provides for the grant of up to 250,000 shares of Class A Common Stock. The options vest over a five-year period, subject to certain acceleration provisions. A total of 32,704 options have been granted under this plan.

     The exercise price of stock options granted under the 1997 Stock Plan, the 1997 Performance Plan and the 1997 Directors' Plan (collectively, the "1997 Plans") initially will equal the fair market value of the Class A Common Stock on the date of the grant. The Company records stock option grants under the 1997 Plans based on the fair market value of the underlying security on the date of grant. The Company used the expected life of the underlying security to calculate the fair market value of such security.



                                                                                     WEIGHTED
                                                   NUMBER OF                         AVERAGE
                                                    OPTIONS    EXERCISE PRICE    EXERCISE PRICE
                                                  ----------   --------------     --------------
Outstanding at December 31, 1995............      1,423,500    $     .000457        $  .000457
      Granted ..............................        283,824    $   1.60-2.06        $    1.693
      Exercised.............................             --    $          --        $       --
      Rescinded/Canceled....................             --    $          --        $       --
                                                  ---------      -----------        ----------

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



Outstanding at December 31, 1996............      1,707,324    $  .000457-2.06      $     0.82
      Granted...............................      1,459,195    $  .00457-26.15      $    9.675
      Exercised.............................       (712,142)   $       .000457      $  .000457
      Rescinded/Canceled....................             --    $            --      $       --
                                                 ----------    ---------------      ----------
Outstanding at December 31, 1997............      2,454,377    $ .000457-26.15      $     5.94
      Granted...............................        675,822    $    .043-26.15      $   21.974
      Exercised.............................     (1,232,339)   $.000457-18.625      $     1.32
      Rescinded/Canceled....................        (20,929)   $  12.142-22.00      $   13.747
                                                 ----------    ---------------      ----------
Outstanding at December 31, 1998............      1,876,931    $ .000457-26.15      $   14.655
                                                 ==========    ===============      ==========


                                                                   NUMBER OF       WEIGHTED
                                                                    SHARES         AVERAGE
                                                                 EXERCISABLE    EXERCISE PRICE
                                                                 -----------    --------------
December 31, 1996........................................            177,701        $ 0.000457
December 31, 1997........................................            459,607              0.44
December 31, 1998........................................            397,115              4.11



     The following table summarizes information concerning the remaining options granted under the 1995 Plan and the 1997 Plans outstanding as of December 31, 1998.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------------- ----------------------------
                                                                  WEIGHTED
                                                     WEIGHTED      AVERAGE                            WEIGHTED
                                   NUMBER OF         AVERAGE      REMAINING        NUMBER OF           AVERAGE
                                    SHARES          EXERCISE     CONTRACTUAL        SHARES            EXERCISE
 RANGE OF EXERCISE PRICES         OUTSTANDING         PRICE          LIFE         EXERCISABLE           PRICE
-------------------------        ------------      ----------    ------------     -----------         ---------
$   .000457                        174,293         $  .000457        6.3            174,293           $ .000457
$   .00457                         178,478         $   .00457        8.4             32,478           $  .00457
$   .01                             94,954         $      .01        8.8             47,477           $     .01
$   1.60-$2.05                     115,778         $     1.76        7.3             29,200           $    2.05
$   12.142-$17.00                  164,763         $    12.27        7.7             85,668           $   12.21
$   18.26-$26.15                 1,148,665         $    22.01        6.6             27,999           $   18.76
                                 ---------                                         --------
                                 1,876,931                                          397,115
                                 =========                                         ========

      At December 31, 1998, the Company has authorized and reserved for future grants approximately 1,843,000 shares of Class A Common Stock under the 1997 Stock Plan, 400,000 under the 1997 Performance Plan and 217,000 under the 1997 Directors' Plan.

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

    Under SFAS No. 123, for options granted, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. The fair value was estimated using the minimum value method. Under this method, a volatility factor of approximately 0.6 was used for options granted on or after the date of the initial public offering and the minimum value method was used for options granted prior to the date of the initial public offering, as there was no market for the Company's common stock in which to measure the stock price volatility.

    The following weighted average assumptions were used in calculating the fair value of the options granted in the years ended December 31, 1996, 1997 and 1998, respectively: risk-free interest rates between 4.54% and 5.95%; no dividends are expected to be declared; expected life of the options are between 39 and 51 months, between 18 and 42 months and between 18 and 42 months, respectively; and a maximum contractual life of 10 years.

    For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to compensation expense over the options' vesting period. The Company's pro forma information is as follows:

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                         ($ IN THOUSANDS, EXCEPT LOSS PER COMMON SHARE AND
                                                          WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED)
                                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1996                   1997                   1998
                                                     -----------            ------------           ----------
Net loss
 As reported.................................         $(38,240)              $(100,199)            $(219,224)
 Pro forma...................................         $(38,315)              $(118,176)            $(224,197)
Net loss per common share:
 As reported.................................         $  (5.13)              $   (5.27)            $   (4.52)
 Pro forma...................................         $  (5.14)              $   (6.22)            $   (5.11)
Weighted average fair value of options
granted during the period....................         $   0.26               $   12.32             $    7.36


     As of December 31, 1998, the Company has granted options to acquire an aggregate of 1,093,020 shares of Class A Common Stock under the 1997 Plan and 164,250 shares of restricted stock under the 1997 Stock Plan to employees. The Company also granted restricted units ("Restricted Units") under the 1997 Stock Plan. All grants of Class A Common Stock and Restricted Units vest over a three-year period and were made at the fair market value on the date of grant. Restricted Units granted under the 1997 Stock Plan to certain employees generally are convertible into shares of Class A Common Stock or cash, at the Company's discretion. As of December 31, 1998, the approximate total number of shares of Class A Common Stock into which all outstanding Restricted Units may be converted, based on the valuations attributed to the Company's subsidiaries and the average closing price of the Class A Common Stock on December 31, 1998, is estimated to be approximately 1,500,000. As of December 31, 1998, vested and exercisable Restricted Units which may be converted, based on the valuations attributed to the Company's subsidiaries and the average closing price of the Class A Common Stock on December 31, 1998, is estimated to be 500,000.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



14.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company was committed to unrelated parties for the rental of office space under operating leases. Minimum annual lease payments with respect to the leases is as follows (in thousands):


     YEAR ENDED
     ----------
     1999..........................................              $ 6,532
     2000..........................................                6,025
     2001..........................................                5,536
     2002..........................................                4,259
     2003..........................................                2,923
     2004 and thereafter...........................                3,999
                                                                 -------
                                                                 $29,274
                                                                 =======






      Rent expense on the above leases for the years ended December 31, 1996, 1997 and 1998 was $2,276,000, $3,842,000, and $4,724,000, respectively.

      The Company is committed to pay for transmission capacity under certain operating leases. The minimum annual lease payments with respect to these agreements is as follows (in thousands):


     YEAR ENDED
     ----------
     1999..................................................      $ 95,000
     2000..................................................        48,000
     2001..................................................        13,000
     2002..................................................         2,500
                                                                 --------
                                                                 $158,500
                                                                 ========


      The Company recorded expenses in connection with such commitments for the years ended December 31, 1996, 1997 and 1998 of approximately $0, $9,100,000 and $81,997,000, respectively.

      At December 31, 1998, a subsidiary of the Company had commitments outstanding for capital expenditures under purchase orders and contracts and for minimum payments under non-cancelable contracts for marketing and EDP services of approximately $2.6 million and $5.6 million, respectively.

      Commitments and Contingencies. The Company is involved in various claims that arose in the ordinary course of its acquired businesses, and certain claims that arose in the ordinary course of its

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




businesses. The expected settlements from certain of these matters have been accrued and are recorded as Other Liabilities. In management's opinion, the settlement of such claims would not have a material adverse effect on the Company's consolidated financial position or results of its operations.

      In connection with the acquisition of one of its United States subsidiaries, the Company recorded what management believed to be its best estimate of the unfavorable portion related to certain transmission capacity agreements. During 1997, the Company successfully amended such transmission capacity agreements. The resulting settlement of approximately $7,000,000 was recorded as Other Income--Net in the statements of operations and comprehensive loss.

      The Company is a party to separate stockholder agreements with certain minority stockholders of its subsidiaries, pursuant to which the Company has granted put rights with roll-up right provisions ("put rights"). These agreements restrict the sale of the minority stockholders' interest to any person or entity other than the Company and in certain cases require the Company to purchase these interests in certain of the Company's subsidiaries. Certain of the minority stockholders have the option to require the Company to purchase their interests at any time in exchange for cash or Class A Common Stock (in most instances, at the sole discretion of the Company) and have the right to require the Company to purchase their interests in whole or in part at various times through December 31, 2005 or upon cessation of such stockholder's employment with the Company for any reason. Generally, the minority stockholder remains employed by the Company and receives a salary and a performance based bonus. The Company has issued put rights to substantially all of its subsidiaries' minority stockholders at the time the Company acquired a majority shareholding in the entity acquired or formed. Such put rights were issued to create an incentive for the Company's minority shareholders to maximize the long term value of their respective subsidiaries and to provide liquidity to the shareholders at the time of exercise.

      The Company's issuance of put rights did not at the time of grant provide the recipient of such rights with any tangible value other than the right to put their minority shares to the Company, in a value for value exchange (fair value of the minority shares of the subsidiary for fair value of Class A Common Stock or cash), in most instances, at the sole discretion of the Company. Solely for the purpose of illustration, if all such options were in effect on December 31, 1998, the Company's aggregate purchase obligation is estimated to be approximately $100 million.

      Letters of Credit. The Company has outstanding letters of credit aggregating $6,047,000 and $4,743,000 at December 31, 1997 and 1998,
respectively, expiring at various dates. Such letters of credit, which were issued as deposits to vendors or security on leased premises, are fully secured by marketable securities, certificates of deposit, and the Revolving Credit Facility and are classified as current assets.

15.   SIGNIFICANT CUSTOMER

      For the years ended December 31, 1996, 1997 and 1998 no customer accounted for more than 10% of the Company's revenues.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




16.   SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

General Information

     The Company has three reportable segments: North American, European and Asian operations. The Company's reportable segments are strategic business units that offer primarily identical products and services. They are managed separately because each business within the units is naturally aligned to its geographic neighbors. Similar operating segments that operate in different countries are managed separately, and, in accordance with the provisions of SFAS 131, the Company has aggregated similar operating segments into its three reportable segments.

(a)  Information about Operating Profit or Loss and Total Assets

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the profit or loss from operations.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were inter-company and accordingly, no profit or loss is included among the segments. The Company does not systematically allocate assets or a proportionate allocation of indebtedness to the divisions of the subsidiaries constituting its consolidated group, unless the division constitutes a significant operation. However, where a division of a subsidiary constitutes a segment that does meet the quantitative thresholds of FAS 131, related depreciable assets, along with other identifiable assets, are allocated to such division.

     The data for each business segment is presented in the following table according to geographical location of the operating facilities. General corporate expenses are included within selling, general and administrative expenses in the statements of operations and comprehensive loss.

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



The following table provides certain geographic data on the Company's operations for the years ended December 31, 1996, 1997 and 1998 (in thousands).


                                                                           OPERATING
                                                            REVENUE       INCOME (LOSS)      TOTAL ASSETS
                                                            -------       -------------      ------------
YEAR ENDED DECEMBER 31, 1996
North America.......................................      $  85,843          $ (11,702)         $  54,509
Europe..............................................         27,414            (13,438)            50,147
                                                          ---------          ---------          ---------
                                                          $ 113,257          $ (25,140)         $ 104,656
                                                          =========          =========          =========
YEAR ENDED DECEMBER 31, 1997
North America.......................................      $ 194,518          $ (26,119)         $ 118,363
Europe..............................................         73,653            (35,905)           106,746
Asia................................................         32,333             (3,191)            58,030
                                                          ---------          ---------          ---------
                                                          $ 300,504          $ (65,215)         $ 283,139
                                                          =========          =========          =========
YEAR ENDED DECEMBER 31, 1998
North America.......................................      $ 449,974          $ (21,161)         $ 425,519
Europe..............................................        306,289            (59,391)           450,596
Asia................................................        128,881            (10,705)            90,073
                                                          ---------          ---------          ---------
                                                          $ 885,144          $ (91,257)         $ 966,188
                                                          =========          =========          =========

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




(b)  Reconciliations (in thousands)


                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                             1996              1997                1998
                                                            ------            ------               -----
REVENUES
     Total revenues for reportable segments.........      $ 113,257          $ 300,504         $  885,144
     Other operational segment revenue..............             --                292                794
                                                          ---------          ---------         ----------
     Total consolidated revenues                          $ 113,257          $ 300,796         $  885,938
                                                          =========          =========         ==========
OPERATING LOSS
     Total operating loss for reportable
         segments...................................      $ (25,140)         $ (65,215)        $  (91,257)
     Other operational segments operating
         loss.......................................             --               (239)            (2,416)
     Unallocated amounts:
         Operating loss of corporate
              headquarters..........................         (5,612)           (15,602)           (36,532)
                                                          ---------          ---------         ----------
     Total consolidated operating loss..............      $ (30,752)         $ (81,056)        $ (130,250)
                                                          ==========         =========         ==========


                                                                                      DECEMBER 31,
                                                                             -----------------------------
ASSETS                                                                          1997              1998
                                                                             ----------        ----------
     Total Assets for reportable segments............................        $ 283,139         $  966,188
     Other operational segments......................................              875             30,371
     Unallocated amounts:
         Net assets of corporate headquarters........................          321,650            718,034
                                                                             ---------         ----------
     Total consolidated assets.......................................        $ 605,664         $1,714,593
                                                                             =========         ==========



17.  SUMMARIZED FINANCIAL INFORMATION

     The following presents summarized financial information of RSL Communications PLC, a company incorporated in 1996 ("RSL PLC"), as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998. RSL PLC is a 100% wholly owned subsidiary of the Company. RSL PLC had no independent operations other than serving solely as a foreign holding company for certain of the Company's U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by the Company. The Company's financial statements are, except for the Company's capitalization, corporate overhead expenses, certain operations and available credit facilities, identical to the financial statements of RSL PLC (in thousands).

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                    DECEMBER 31, 1997           DECEMBER 31, 1998
                                                                    -----------------           -----------------
Current Assets................................................         $ 212,568                   $  686,727
Non-current Assets............................................           324,118                      877,696
Current Liabilities...........................................           122,672                      411,667
Non-current Liabilities.......................................           557,448                    1,479,159


                                             YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                          DECEMBER 31, 1996          DECEMBER 31, 1997           DECEMBER 31, 1998
                                          -----------------          -----------------           -----------------
Revenue..............................        $ 113,257                 $ 266,142                    $ 754,970
Loss Before Extraordinary Item.......          (34,309)                  (95,824)                    (169,372)
Extraordinary Item...................               --                        --                      (20,800)
Net Loss.............................          (34,309)                  (95,824)                    (190,172)


18.   SUPPLEMENTAL FINANCIAL INFORMATION

      The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 1996, 1997 and 1998.




                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                                         FIRST            SECOND           THIRD            FOURTH
                                                         -----            ------           -----            ------
Year Ended December 31, 1996
Revenues...........................................      $ 15,864         $ 23,900         $ 30,458        $  43,035
                                                         ========         ========         ========        =========
Net loss...........................................      $ (4,789)        $ (7,489)        $ (8,431)       $ (17,531)
                                                         ========         ========         ========        =========
Net loss per share of Common Stock.................      $  (0.75)        $  (1.17)        $  (1.31)       $   (1.66)
                                                         ========         ========         ========        =========
Weighted average number of shares of
  Common Stock outstanding.........................         6,411            6,411            6,426           10,541
                                                         ========         ========         ========        =========

Year Ended December 31, 1997
Revenues...........................................      $ 42,168         $ 67,193         $ 83,243        $ 108,192
                                                         ========         ========         ========        =========
Net loss...........................................      $(19,147)        $(21,570)        $(27,342)       $ (32,140)
                                                         ========         ========         ========        =========
Net loss per share of Common Stock.................      $  (1.82)        $ (1.90)         $ (2.28)        $   (0.77)
                                                         ========         ========         ========        =========
Weighted average number of shares of
  Common Stock outstanding.........................        10,541           11,378           11,998           41,633
                                                         ========         ========         ========        =========

                            RSL COMMUNICATIONS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                      (IN THOUSANDS, EXCEPT LOSS PER SHARE)

                                                         FIRST            SECOND           THIRD            FOURTH
                                                         -----            ------           -----            ------
Year Ended December 31, 1998
Revenues...........................................      $131,635         $166,567         $265,916        $ 321,820
                                                         ========         ========         ========        =========
Loss before extraordinary item.....................      $(35,334)        $(41,176)        $(58,941)       $ (62,973)
Extraordinary item.................................            --          (20,800)              --               --
                                                         --------         --------         --------        ---------
Net loss...........................................      $(35,334)        $(61,976)        $(58,941)       $ (62,973)
                                                         ========         ========         ========        =========
Loss per share of Common Stock before
   extraordinary item..............................      $  (0.85)          $(0.97)        $  (1.34)       $   (1.33)
                                                         ========         ========         ========        =========
Net loss per share of Common Stock.................      $  (0.85)          $(1.47)        $  (1.34)       $   (1.33)
                                                         ========         ========         ========        =========
Weighted average number of shares of
   Common Stock outstanding........................        41,777           42,295           44,124           47,392
                                                         ========         ========         ========        =========

                                   SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION

                             RSL COMMUNICATIONS PLC
                            CONDENSED BALANCE SHEETS
                               AS OF DECEMBER 31,
                                ($ IN THOUSANDS)


                                  ASSETS                                                  1997                1998
                                                                                          ----                ----
Current Assets.............................................................            $ 212,568           $ 686,727
Restricted Marketable Securities...........................................               68,836              20,159
Property and Equipment--Net................................................               64,649             278,646
Other Assets...............................................................              190,633             578,891
                                                                                       ---------          ----------
      Total................................................................            $ 536,686          $1,564,423
                                                                                       =========          ==========
                   LIABILITIES AND SHAREHOLDER'S DEFICIENCY
Current Liabilities........................................................            $ 122,672          $  411,667
Long-Term Debt.............................................................              257,448             471,504
Senior Notes--Net..........................................................              300,000           1,007,655
Shareholders' Deficiency...................................................             (143,434)           (326,403)
                                                                                       ---------          ----------
      Total................................................................            $ 536,686          $1,564,423
                                                                                       =========          ==========

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,
                                ($ IN THOUSANDS)

                                                                      1996                 1997                 1998
                                                                       ----                 ----                 ----
Revenues..................................................           $113,257             $266,142            $ 754,970
Cost of Services..........................................             98,461              235,150              598,378
Expenses..................................................             41,619              100,118              253,735
                                                                     --------             --------            ---------
  Loss from operations....................................            (26,823)             (69,126)             (97,143)
  Interest Expense........................................             (7,384)             (39,576)             (75,129)
  Interest Income.........................................                 --               13,565               15,333
  Other Income (Expense)--Net.............................                473                 (375)                 554
  Foreign Exchange Transaction Loss.......................                 --                   --              (10,663)
  Minority Interest.......................................               (180)                  88                2,284
  Loss in Equity Interest of Unconsolidated Subsidiaries..                 --                   --               (3,276)
  Income Taxes............................................               (395)                (400)              (1,332)
                                                                     --------             --------            ---------
  Loss Before Extraordinary Item..........................            (34,309)             (95,824)            (169,372)
  Extraordinary Item......................................                 --                   --              (20,800)
                                                                     --------             --------            ---------
      Net Loss............................................           $(34,309)            $(95,824)           $(190,172)
                                                                     =========            ========            =========

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,
                                ($ IN THOUSANDS)


                                                                                       1997                   1998
                                                                                       ----                   ----
Net Loss...................................................................            $(95,824)            $(190,172)
Depreciation and amortization..............................................              20,270                65,748
Working capital change and other...........................................             (15,909)               29,569
                                                                                       --------             ---------
    Net cash used in operating activities.................................              (91,463)              (94,855)
                                                                                       --------             ---------
Purchases of Property and Equipment........................................             (29,866)             (142,953)
Acquisitions of Subsidiaries...............................................             (50,814)             (272,940)
Purchase of Marketable Securities..........................................                  --              (134,275)
Proceeds from Maturities of Marketable Securities..........................              26,492                23,684
Proceeds from Sales of Marketable Securities...............................              27,675                35,757
Proceeds of Restricted Marketable Securities...............................              41,038                29,141
Other......................................................................                 144                 4,324
                                                                                       --------             ---------
    Net cash provided by (used in) investing activities....................              14,669              (457,262)
                                                                                       --------             ---------
Proceeds from notes payable................................................                  --               791,992
Retirement of 1996 Notes...................................................                  --              (127,493)
Premium--Paid for the Retirement of 1996 Notes.............................                  --               (16,662)
Advances from Parent.......................................................             118,999               137,976
Offering Cost and Other....................................................             (15,653)               (4,720)
                                                                                       --------             ---------
    Net cash provided by financing activities..............................             103,346               781,093
                                                                                       --------             ---------
    Net increase in cash...................................................              26,552               228,976
    Effect of foreign currency on cash.....................................                (785)                  819
    Cash and cash equivalents at beginning of period.......................             103,613               129,380
                                                                                       --------             ---------
    Cash and cash equivalents at end of period.............................            $129,380             $ 359,175
                                                                                       ========             =========

SCHEDULE II

                            RSL COMMUNICATIONS, LTD.
                        SCHEDULE OF VALUATION ALLOWANCES
                                ($ IN THOUSANDS)

                                Balance at        Charged to Costs   Charged to Other                       Balance at
                                January 1, 1998   and Expenses       Accounts             Deductions        December 31, 1998
                                ---------------   ----------------   ----------------     ----------        -----------------
Bad debt provision                  $12,333            $9,043              --                $(7,381)            $13,995


                                Balance at        Charged to Costs   Charged to Other                       Balance at
                                January 1, 1997   and Expenses       Accounts             Deductions        December 31, 1997
                                ---------------   ----------------   ---------------      ----------        -----------------
Bad debt provision                   $3,881           $10,908              --                $(2,456)            $12,333


                                Balance at        Charged to Costs   Charged to Other                        Balance at
                                January 1, 1996   and Expenses       Accounts              Deductions        December 31, 1996
                                ---------------   ----------------   ---------------       ----------        -----------------
Bad debt provision                   $1,596            $2,830              --                  $(545)             $3,881

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 31st day of March, 1998.

                                            RSL COMMUNICATIONS, LTD.

                                            By /s/ Itzhak Fisher
                                               ---------------------------------
                                                 Name:   Itzhak Fisher
                                                 Title:  President and Chief
                                                         Executive Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURE                       TITLE                                      DATE
         ---------                       -----                                      ----
/s/ Ronald S. Lauder                DIRECTOR AND CHAIRMAN OF
--------------------------------    THE BOARD OF DIRECTORS                          March 31, 1999
(Ronald S. Lauder)


/s/ Itzhak Fisher                   DIRECTOR, PRESIDENT AND
-------------------------------     CHIEF EXECUTIVE OFFICER
(Itzhak Fisher)                     (PRINCIPAL EXECUTIVE                            March 31, 1999
                                    OFFICER)



/s/ Jacob Z. Schuster
--------------------------------    DIRECTOR AND ASSISTANT
(Jacob Z. Schuster)                 OFFICER)                                        March 31, 1999




/s/ Donald R. Shassian              EXECUTIVE VICE PRESIDENT,
--------------------------------    CHIEF FINANCIAL OFFICER
(Donald R. Shassian)                AND TREASURER
                                    (PRINCIPAL FINANCIAL
                                    OFFICER)
                                                                                    March 31, 1999




         SIGNATURE                       TITLE                                      DATE
         ---------                       -----                                      ----
/s/ Mark J. Hirschhorn             VICE PRESIDENT-FINANCE,
--------------------------------   GLOBAL CONTROLLER AND
Mark J. Hirschhorn                 ASSISTANT SECRETARY
                                   (CONTROLLER AND PRINCIPAL
                                   ACCOUNTING OFFICER)                              March 31, 1999


/s/ Gustavo A. Cisneros
--------------------------------   DIRECTOR                                         March 31, 1999
(Gustavo A. Cisneros)


/s/ Fred H. Langhammer
--------------------------------
(Fred H. Langhammer)               DIRECTOR                                         March 31, 1999


/s/ Leonard A. Lauder
--------------------------------
(Leonard A. Lauder)                DIRECTOR                                         March 31, 1999


/s/ Eugene Sekulow
--------------------------------
(Eugene Sekulow)                   DIRECTOR                                         March 31, 1999


/s/ Nicolas G. Trollope
--------------------------------
(Nicolas G. Trollope)              DIRECTOR                                         March 31, 1999



    EXHIBIT
     NUMBER       DESCRIPTION
   --------    ------------------------------------------------------------
       *3.1 -- Certificate of Incorporation of RSL Communications, Ltd.,
               issued by the Bermuda Registrar of Companies on March 14, 1996.
       *3.2 -- Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996.
      **3.3 -- Bye-Laws of RSL Communications, Ltd. (as amended through
               September 2, 1997).
      **4.1 -- Form of Class A Common Share Certificate.
      *10.1 -- Indenture, dated October 3, 1996, by and among RSL Communications
               PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as
               Trustee, containing, as exhibits,
               specimens of 12 1/4% Senior Notes due 2006.
      *10.2 -- Note Deposit Agreement, dated October 3, 1996, by and among RSL
               Communications PLC, RSL Communications, Ltd. and The Chase
               Manhattan Bank, as Book Entry Depositary.
      *10.3 -- Collateral Pledge and Security Agreement, dated October 3, 1996, by and among RSL Communications PLC and Trustee.
   ++++10.4 -- Note Deposit Agreement, dated as of February 27, 1998, among RSL
               Communications PLC, RSL Communications, Ltd. and The Chase
               Manhattan Bank as Book-Entry Depositary.
   ++++10.5 -- Note Deposit Agreement, dated as of February 27, 1998, among RSL
               Communications PLC, RSL Communications, Ltd. and The Chase
               Manhattan Bank as Book-Entry Depositary.
   ++++10.6 -- Indenture, dated as of February 27, 1998, by RSL Communications
               PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as
               Trustee.
   ++++10.7 -- Indenture, dated as of February 27, 1998, by RSL Communications
               PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as
               Trustee.
   ++++10.8 -- Note Deposit Agreement, dated as of March 16, 1998, by and between RSL Communications PLC and The Chase Manhattan Bank as
               Book-Entry Depositary.
   ++++10.9 -- Indenture, dated as of March 16, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as
               Trustee.
     *10.10 -- Warrant Agreement, dated October 3, 1996, between RSL
               Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as
               warrant agent.
     *10.11 -- Warrant Registration Rights Agreement, dated October 3, 1996, between RSL Communications, Ltd., as issuer, and The Chase
               Manhattan Bank, as warrant agent.
     *10.12 -- Amendment to the Revolving Credit Facility, dated August 20,
               1996, from The Chase Manhattan Bank to RSL Communications, Inc.
     *10.13 -- Amendment to the Revolving Credit Facility, dated September
               10, 1996, from The Chase Manhattan Bank to RSL Communications,
               Ltd.
     *10.14 -- Subordinated Promissory Note, dated September 10, 1996, from
               RSL Communications, Ltd. to Ronald S. Lauder.
     *10.15 -- Warrant for 210,000 shares of Class B Common Stock of RSL
               Communications, Ltd. issued to Ronald S. Lauder on September 10,
               1996.
     *10.16 -- Standby Facility Agreement, dated October 1, 1996, by and between
               RSL Communications, Ltd. and Ronald S. Lauder.
     *10.17 -- RSL Communications, Ltd.'s 1995 Amended and Restated Stock
               Option Plan.
     *10.18 -- Memorandum of Agreement, dated July 30, 1996, between
               International Telecommunications Corporation and Codetel.





     *10.19 -- General Purchase Agreement, dated September 14, 1995, between Ericsson Inc. and International Telecommunications
               Corporation.
     *10.20 -- Lease Agreement between AB LM Ericsson Finans and International
               Telecommunications Corporation.
     *10.21 -- Lease Agreement, dated April 10, 1996, between RSL COM Europe
               Ltd. and AB LM Ericsson Finans.
     *10.22 -- Lease Agreement, dated December 30, 1996, between RSL COM Europe
               Ltd. and AB LM Ericsson Finans.
     *10.23 -- Asset Purchase Agreement, dated as of May 8, 1996, by and between
               RSL COM France S.A. and Sprint Telecommunications France Inc.
     *10.24 -- Asset Purchase Agreement, dated as of May 8, 1996, by and among
               Siena Vermogensverwaltungs-GmbH, Sprint Telecommunication
               Services GmbH and Sprint Fon Inc.
     *10.25 -- Asset Purchase Agreement, August 12, 1996, by and between RSL COM
               UK Limited and Incom (UK) Ltd.
     *10.26 -- Stock Purchase Agreement, dated July 3, 1996, between RSL
               Communications Limited, Charles Piluso and International
               Telecommunications Group, Ltd.
     *10.27 -- Stock Purchase Agreement, dated September 9, 1996, between RSL
               Communications PLC, Richard Rebetti, Jr. and International
               Telecommunications Group, Ltd.
     *10.28 -- Agreement and Plan of Reorganization, dated September 9, 1996, among RSL Communications PLC, RSL Communications, Ltd. and
               Charles Piluso.
     *10.29 -- Tax Agreement, dated September 9, 1996, between RSL
               Communications PLC, RSL Communications, Ltd. and Charles
               Piluso.
     *10.30 -- Stock Purchase Agreement, dated September 22, 1995, by and between RSL Communications, Inc. and Charles Piluso.
     *10.31 -- Stock Purchase Agreement, dated September 22, 1995, by and between Richard Rebetti and RSL Communications, Inc.
     *10.32 -- Amendment to the Stock Purchase Agreement, dated September 22,
               1995, between and among International Telecommunications Group,
               Ltd., International Telecommunications Corporation and RSL
               Communications, Inc.
     *10.33 -- Stock Purchase Agreement, dated March 10, 1995, between RSL
               Communication, Inc., International Telecommunications Group,
               Ltd. and International Telecommunications Corporation.
     *10.34 -- Indemnity Agreement, dated March 10, 1995, between and among
               International Telecommunications Group, Ltd., International
               Telecommunications Corporation and RSL Communications, Inc.
     *10.35 -- Sublease, dated July 18, 1996, between RSL Communications,
               Ltd. and RSL Management Corporation.
     *10.36 -- Lease, dated as of January 15, 1997, between Longstreet
               Associates L.P. and RSL COM U.S.A., Inc.
     *10.37 -- Employment Agreement, dated January 31, 1997, between Roland
               T. Mallcott and RSL Communications, Ltd.
     *10.38 -- Amendment of Lease, dated as of December 6, 1995, between
               Hudson Telegraph Associates and International
               Telecommunications Corporation.
    **10.39 -- Shareholders Agreement of RSL Communications, Latin America,
               Ltd., dated August 4, 1997, between and among RSL
               Communications, Latin America, Ltd., RSL Communications,
               Ltd. and Coral Gates Investments Ltd.
**,***10.40 -- Delta Three, Inc. Services Agreement.
    **10.41 -- Employment Agreement, dated July 31, 1997, between Andrew C.
               Shields and RSL Communications, Ltd.


     +10.42 -- RSL Communications, Ltd. 1997 Performance Incentive Plan.
     +10.43 -- RSL Communications, Ltd. 1997 Stock Incentive Plan.
    **10.44 -- Lease Agreement, dated June 19, 1997 for property at 430 Park
               Avenue, New York, New York.
    **10.45 -- Stock Purchase Agreement of Delta Three, Inc.
    **10.46 -- Employment Agreement, dated September 2, 1997, between Itzhak
               Fisher and RSL Communications, Ltd.
    **10.47 -- Employment Agreement, dated September 2, 1997, between Itzhak
               Fisher and International Telecommunications Group, Ltd.
     +10.48 -- RSL Communications Ltd. 1997 Directors' Compensation Plan.
    **10.49 -- Registration Rights Agreement, dated September 2, 1997, among RSL
               Communications, Ltd., Ronald S. Lauder, Itzhak Fisher and Coral
               Gate Investments Ltd.
    **10.50 -- International Telecommunication Services Agreement, dated July 1,
               1995, between International Telecommunications Corporation and
               TELECOM Denmark.
    **10.51 -- International Telecommunication Operating Agreement, dated July
               15, 1995 between Telenor Carrier Services A.S. and International
               Telecommunications Corporation.
    **10.52 -- International Telecommunication Services Agreement, dated May 10,
               1994, between Mercury Communications Limited and International
               Telecommunications Corporation.
    **10.53 -- Agreement Concerning Voice Distribution of International
               Telephony Traffic, undated, between Unisource Carrier Services AG and International Telecommunications Corporation.
    **10.54 -- International Telecommunications Service Agreement, dated May 31,
               1994, between Compania Dominicana De Telefonos, C. Por A. and
               International Telecommunications Corporation.
    **10.55 -- Second Supplementary Agreement to the UK-Netherlands 14 Cable
               System Construction & Maintenance Agreement, effective February
               18, 1997, among the parties on the Annex thereto.
    **10.56 -- Fourth Supplementary Agreement to the ODIN Construction and
               Maintenance Agreement, dated October 24, 1996, among the parties on the Annex thereto.
    **10.57 -- Second Supplementary Agreement to Antillas I Construction &
               Maintenance Agreement, dated February 13, 1997, among the parties on the Annex thereto.
    **10.58 -- Canus I Cable System Indefeasible Right of Use Agreement and
               Financing Agreement, dated June 4, 1996, between Optel
               Communications, Inc. and International Telecommunications
               Corporation.
    **10.59 -- Cantat-3 Cable System Indefeasible Right of Use Agreement and
               Financing Agreement, dated March 12, 1996, between Teleglobe
               Cantat-3 Inc. and International Telecommunications Corporation.
    **10.60 -- PTAT-1 Submarine System Indefeasible Right of Use Agreement,
               dated May 12, 1994, between Private Transatlantic
               Telecommunications System, Inc. and International
               Telecommunications Corporation.
    **10.61 -- Third Supplementary Agreement to the TAT-12/TAT-13 Cable Network
               Construction and Maintenance Agreement, dated October 17, 1995, among the parties on the Annex thereto.
     *10.62 -- Placement Agreement, dated as of September 30, 1996, by and among
               RSL Communications PLC, RSL Communications, Ltd. and Morgan
               Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon Read
               & Co. Inc.
   +++10.63--  Asset Purchase Agreement, dated as of April 23, 1998, by and between CBS Corporation and RSL COM U.S.A., Inc.

 *****10.64 -- Restated Umbrella Agreement, dated as of June 26, 1998, among
               Motorola Limited, SA Motorola NV, Motorola Electronic GmbH, Motorola SA and RSL Communications, Ltd.
   ***10.65 -- Share Subscription, Share Option and Shareholders Agreement,
               dated June 10, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.66 -- Marketing and Distribution Services Agreement, dated as of June
               10, 1998, between RSL Com Europe Ltd. and Metro Holding AG. ***10.67 -- Exchange Agreement, dated July 22, 1998, among Ligapart AG, Metro
               Holding AG and RSL Communications, Ltd.
   ***10.68 -- Amended and Restated Share Subscription, Share Option and
               Shareholders Agreement, dated July 22, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.69 -- Share Purchase Agreement, dated June 24, 1988, between British
               Columbia Railway Company and RSL Com Holdings Canada, Inc. ****10.70 -- Note Deposit Agreement, dated November 9, 1998, among RSL
               Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.

  ****10.71 -- Indenture, dated November 9, 1998, by RSL Communications PLC and
               RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee. ******10.72 -- Note Deposit Agreement, dated December 8, 1998, among RSL
               Communications PLC, RSL Communications, Ltd., and The Chase Manhattan Bank as Book-Entry Depository.
******10.73 -- Indenture, dated December 8, 1998, by RSL Communications PLC and
               RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee. ******10.74 -- Employment Agreement between RSL Communications, Ltd. and Richard
               Williams.

******10.75 -- Employment Agreement between RSL Communications, Ltd. and Donald
               Shassian.
   ****21.1 -- Subsidiaries of the Company.
       27.1 -- Financial Data Schedule.

     * Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749).
     ** Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)
     *** Confidential Treatment was granted by the Commission with respect to certain information contained in this exhibit.
     **** Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-62325).
     ***** Incorporated by reference to the Registrant's report on Form 8-K dated August 14, 1998.
     ****** Incorporated by reference to Registrant's Registration Statement on
            Form S-4 (Registration No. 333-70023).
      + Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 333-40085)
     ++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
     +++ Incorporated by reference to Registrant's Report on Form 8-K/A dated August 12, 1998.
     ++++ Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-46125).