Form 10-Q
period 1999-03-31
RSL COMMUNICATIONS LTD
filed 1999-05-17
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

                                 Yes |X| No |_|

As of April 30, 1999, the registrant had 26,946,291 of its Class A common stock, par value $0.00457 per share, and 26,245,315 of its Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
        March 31, 1999 (Unaudited) and December 31, 1998...................... 1

     Condensed Consolidated Statements of Operations for the
        Three Month Periods Ended March 31, 1999 (Unaudited)
        And 1998 (Unaudited).................................................. 2

     Condensed Consolidated Statements of Cash Flows for the Three Month
        Periods Ended March 31, 1999 (Unaudited) and 1998 (Unaudited)......... 3

     Notes to Condensed Consolidated Financial Statements..................... 4

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................... 6

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 18

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 19

    Item 2.  Change in Securities and Use of Proceeds........................ 19

    Item 5.  Other Information............................................... 19

    Item 6.  Exhibits and Reports on Form 8-K................................ 19

Signatures................................................................... 20

Exhibit Index................................................................ 21

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        As of           As of
                                                      March 31,     December 31,
                                                        1999            1998
                                                        ----            ----
                                                     (unaudited)
Assets

Cash and Cash Equivalents                            $   174,955    $   367,823
Accounts Receivable, Net                                 200,315        181,845
Marketable Securities - Available for Sale               167,704         98,637
Prepaid Expenses and Other Current Assets                 87,086         77,772
                                                     -----------    -----------
Total Current Assets                                     630,060        726,077
                                                     -----------    -----------

Restricted Marketable Securities - Held to
Maturity                                                  20,454         20,159
Marketable Securities - Available for Sale                12,911         12,911
Property and Equipment                                   414,605        369,508
Less: Accumulated Depreciation                           (61,157)       (45,785)
                                                     -----------    -----------
Property and Equipment, Net                              353,448        323,723
Investment in Unconsolidated Subsidiaries                  8,217          8,446
Goodwill and Other Intangibles, Net                      593,613        589,517
Deposits and Other Assets                                 33,491         33,760
                                                     -----------    -----------

     Total Assets                                    $ 1,652,194    $ 1,714,593
                                                     ===========    ===========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities               $   431,314    $   434,797
Short-term Debt                                           32,680         36,130
                                                     -----------    -----------
Total Current Liabilities                                463,994        470,927
                                                     -----------    -----------
Total Long-term Debt                                   1,086,529      1,089,375
Other Liabilities - Noncurrent                            31,020         20,807
                                                     -----------    -----------
Total Liabilities                                      1,581,543      1,581,109
                                                     -----------    -----------

Shareholders' Capital                                    494,778        500,647
Accumulated Deficit                                     (424,127)      (367,163)
                                                     -----------    -----------
Total Shareholders' Equity                                70,651        133,484
                                                     -----------    -----------

     Total Liabilities and Shareholders' Equity      $ 1,652,194    $ 1,714,593
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except loss per share)

                                                            Three Months Ended
                                                                 March 31,
                                                            1999         1998
                                                            ----         ----

Revenues .............................................   $ 340,281    $ 131,635
Operating Costs and Expenses:
     Cost of Services (exclusive of depreciation
     and amortization shown separately below) ........     250,391      113,037
     Selling, General and Administrative Expenses ....      97,842       35,635
     Depreciation and Amortization ...................      37,079        9,548
                                                         ---------    ---------
Total Operating Costs and Expenses ...................     385,312      158,220
                                                         ---------    ---------
Loss From Operations .................................     (45,031)     (26,585)
Interest Income ......................................       6,055        4,806
Interest Expense .....................................     (28,998)     (14,464)
Other Income - Net ...................................         115           48
Foreign Exchange Transaction Gain - Net ..............       9,688           --
Minority Interest ....................................       1,431        1,083
Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net ..................        (224)          --
Income Tax Expense ...................................          --         (222)
                                                         ---------    ---------
Net Loss .............................................   $ (56,964)   $ (35,334)
                                                         =========    =========

Basic and Diluted Loss Per Share of
  Common Stock                                           $   (1.08)   $   (0.85)

Weighted Average Number of Shares of
Common Stock Outstanding                                    52,930       41,777

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            1999         1998
                                                            ----         ----
Net loss .............................................   $ (56,964)   $ (35,334)
Depreciation and amortization ........................      37,079        9,548
Working capital change and other .....................     (32,297)     (15,725)
                                                         ---------    ---------
     Net cash used in operations .....................     (52,182)     (41,511)
                                                         ---------    ---------

Acquisitions of subsidiaries .........................     (16,653)     (23,605)
Purchase of property and equipment ...................     (52,442)     (18,337)
(Purchase of) proceeds from sales of marketable
  securities .........................................     (69,067)       8,889

Other ................................................       1,274          610
                                                         ---------    ---------
     Net cash used in investing activities ...........    (136,888)     (32,443)
                                                         ---------    ---------

Proceeds from the issuance of 1998 Notes .............          --      499,045
Payment of offering cost .............................          --       (5,417)
Proceeds from short term debt ........................      14,287        2,338
Payment of short term debt ...........................     (17,845)      (2,743)
Proceeds from issuance of Class A shares .............         864          189
                                                         ---------    ---------
     Net cash provided by (used in) financing
       activities ....................................      (2,694)     493,412
                                                         ---------    ---------

(Decrease) increase in cash and cash equivalents .....    (191,764)     419,548
Effects of foreign currency on cash and cash
  equivalents ........................................      (1,104)        (326)
Cash and cash equivalents at beginning of period .....     367,823      144,894
                                                         ---------    ---------

Cash and cash equivalents at end of period ...........   $ 174,955    $ 564,026
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ...............................   $  10,197    $     641
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired under capital lease obligations ......   $   1,747    $   1,069
                                                         =========    =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of which these notes are part have been prepared by RSL Communications, Ltd. ("RSL COM") and RSL Communications PLC, a wholly owned subsidiary of RSL COM ("RSL PLC" and, together with RSL COM and their direct and indirect subsidiaries, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of RSL COM and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. PRIVATE PLACEMENT OF NOTES AND EXCHANGE OFFER

In November 1998, RSL PLC issued (the "12% Notes Offering") $100 million aggregate principal amount at maturity of 12% Senior Notes due 2008 (the "12% Notes"). The 12% Notes generated gross proceeds to the Company of approximately $94.5 million.

In December 1998, RSL PLC issued (the "10 1/2% Notes Offering" and, together with the 12% Notes Offering, the "New Notes Offering") $200 million aggregate principal amount of 10 1/2% Senior Notes due 2008 (the "10 1/2% Notes" and, together with the 12% Notes, the "New Notes"). The 10 1/2% Notes generated gross proceeds to the Company of approximately $198.5 million.

In connection with the New Notes Offerings, RSL PLC entered into registration rights agreements for the benefit of the holders of the New Notes (the "New Notes Registration Rights Agreements"), pursuant to which RSL PLC agreed to offer to exchange the New Notes for substantially identical notes registered under the Securities Act. In February and March of 1999, in accordance with the New Notes Registration Rights Agreements, RSL COM and RSL PLC offered for exchange the New Notes for substantially identical notes registered under the Securities Act. The Company's Registration Statement on Form S-4 (Registration No. 333-70023) filed with the Commission with respect to such offering was declared effective by the Commission on January 26, 1999.

3. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

4. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of March 31, 1999 and as of

December 31, 1998. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's North American and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL COM. RSL COM has not presented separate financial statements and other related disclosures concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the Notes. RSL COM's financial statements are, except for RSL COM's capitalization, Delta Three operations, Asia/Pacific operations, Latin American operations, corporate overhead expenses and drawn credit facilities, identical to the financial statements of RSL PLC.

                                                     As of             As of
                                                   March 31,        December 31,
                                                     1999              1998
                                                     ----              ----
                                                           (unaudited)
                                                          (in thousands)

Current Assets ...........................         $  588,191        $  686,727

Non-current Assets .......................         $  931,537        $  877,696

Current Liabilities ......................         $  404,085        $  411,667

Non-current Liabilities ..................         $1,497,892        $1,479,159

                                                        Three Months Ended
                                                             March 31,
                                                       1999              1998
                                                       ----              ----
                                                            (unaudited)
                                                          (in thousands)

Revenues .........................                 $ 300,530         $ 109,446

Net Loss .........................                 $ (46,125)        $ (29,860)

5. SUBSEQUENT EVENTS

In May 1999, the Company filed a post-effective amendment to a registration statement with the Securities and Exchange Commission to register 909,798 Class A common shares that can be issued upon the exercise of warrants. The registration of the shares underlying the warrants was required by a registration rights agreement the Company entered into in connection with the 1996 private offering of 300,000 units each consisting of (i) $1,000 principal amount of 12 1/4% Senior Notes due 2006 (the "1996 Notes") and (ii) one warrant to purchase 3.975 shares of Class A Common Stock of RSL COM.

In May 1999, RSL PLC issued $175 million aggregate principal amount at maturity of 9.875% Senior Notes due 2009 (the "1999 Notes"). The 1999 Notes generated net proceeds to the Company of approximately $169.5 million. The Company intends to use these proceeds primarily for the expansion and development of its infrastructure as well as for the funding of operating losses. The 1999 Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amount thereof by RSL COM.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a multinational telecommunications company which provides a broad array of telecommunications services, with an emphasis on international long distance voice services. The Company's target customers are primarily small and medium-sized businesses in key markets. The Company's services include international and national fixed and wireless, calling card, fax, data, Internet, private line and other value-added telecommunications services. The Company currently has revenue generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, Mexico, The Netherlands, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. In 1997, approximately 70% of all international long distance telecommunications minutes originated in these markets. The Company also provides Internet telephony services through its wholly-owned subsidiary, Delta Three, Inc. and its network of Internet gateway servers located within key metropolitan areas in target countries.

Consolidated Results Of Operations For The Three Months Ended March 31, 1999 Compared To The Three Months Ended March 31, 1998

Revenues

The Company provides both domestic and international long distance voice communications as well as the sale and resale of wireless services in certain countries in which the Company operates. Revenues are derived from the number of minutes of use (or fractions thereof) billed by the Company ("revenue minutes") and are recorded upon completion of calls. The Company also derives revenues from prepaid calling cards. These revenues are recognized at the time of usage or upon expiration of the card. The Company maintains local market pricing structures for its services and generally prices its services at a discount to the prices charged by the local government-owned post, telegraph and telephone monopolies ("PTTs") and established carriers. The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets as a result of increasing competition in telecommunications, which the Company expects will be offset by increased minute volumes and decreased operating costs per minute.

Revenues increased to $340.3 million for the three months ended March 31, 1999 compared to $131.6 million for the three months ended March 31, 1998, an increase of 159%. This increase is due primarily to the growth, primarily from acquisitions, in the Company's North American and European operations.

Cost of Services (exclusive of depreciation and amortization shown separately below)

The Company's cost of services is comprised of costs associated with gaining local access and the transport and termination of calls over the Company's network ("RSL-NET"). The majority of the Company's cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. For certain key markets, the Company plans to make significant investments in indefeasible rights of use ("IRUs"), minimum investment units ("MIUs") and domestic circuits and, as a result, expects an increasing amount of its total operating costs will become fixed, as the volume of the Company's calls carried over its own facilities increases. As the Company migrates increasing amounts of traffic from leased facilities to owned facilities, the Company experiences improving operating results in those operations where such traffic migration occurs. The depreciation expense with respect to the Company's MIUs and IRUs is not accounted for in cost of services. In addition, the Company intends to lower its variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of its existing operating agreements and by negotiating additional operating agreements on strategic routes. The Company has directly linked certain of its local operators in Europe and the United States utilizing lines leased on a fixed cost point to point basis and over MIUs and IRUs. To the extent traffic can be transported between two local operators over MIUs or IRUs, there is only marginal cost to the Company with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. The Company's cost of transport and termination will decrease to the extent that it is able to bypass the settlement rates associated with the transport of international traffic.

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

Cost of services increased to $250.4 million for the three months ended March 31, 1999 from $113.0 million for the three months ended March 31, 1998, an increase of 122%. This increase is primarily due to increased traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 73.6% for the three months ended March 31, 1999 from 85.9% for the three months ended March 31, 1998. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased utilization of the Company's facilities, increases in higher-volume commercial accounts and increase in higher margin mobile subscribers which positively impacted the Company's profitability.

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

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses consist of costs incurred to support the continued expansion of RSL-NET, the introduction of new products and services and the provision of ongoing customer service. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as the Company commences operations in different countries, it incurs significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising.

The Company has grown by establishing operations in countries that are in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of the Company's operations is in a different stage of development. The early stages of development of a new operation have involved substantial start-up costs in advance of revenues. Upon the commencement of such operations, the Company generally has incurred additional fixed costs to facilitate growth. The Company expects that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, the Company's consolidated results of operations will vary depending on the timing and speed of the Company's expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of the Company's more established local operators.

Selling, general and administrative expense for the three months ended March 31, 1999 increased by $62.2 million, or 175%, to $97.8 million from $35.6 million for the three months ended March 31, 1998. This increase is primarily attributable to start-ups costs in, and expansion of, the Company's European operations, the hiring of additional personnel in Europe and acquisitions in North America and Australia.

Selling, general and administrative expense as a percentage of revenues increased to 28.8% in the first quarter of 1999 compared with 27.1% in the first quarter of 1998. The percentage increase in the first quarter of 1999 is primarily the result of the inclusion of the results of Telegate AG ("Telegate"), a directory information provider in Germany. During 1998, the Company acquired a majority interest in Telegate Holding GmbH, the parent holding company of Telegate. As a directory information provider, Telegate's cost structure is quite different than the Company's other operations since its costs are predominantly labor-related with proportionately lower network costs. Excluding the results of Telegate, selling, general and administrative expense as a percentage of revenues for the first quarter of 1999 would have been 26.9%, a small decline from the amount recorded in the same period of 1998.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 288% to $37.1 million for the three months ended March 31, 1999 from $9.5 million for the three months ended March 31, 1998. This increase is primarily attributable to the increased amortization of goodwill and other intangibles recorded as a result of the Company's acquisitions. Depreciation expense is expected to increase in the future as the Company continues to expand and enhance its network.

Interest Income

Interest income increased to $6.1 million for the three months ended March 31, 1999 from $4.8 million for the three months ended March 31, 1998, primarily as a result of additional interest earned on the remaining net proceeds of the notes issued during 1998.

Interest Expense

Interest expense increased to $29.0 million for the three months ended March 31, 1999 from $14.5 million for the three months ended March 31, 1998, primarily as a result of increased debt relating to the notes issued during 1998.

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

The Company recorded a foreign currency translation adjustment of $7.3 million as a component of equity for the three months ended March 31, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

A foreign exchange transaction gain - net, of $9.7 million was recorded for the three months ended March 31, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the Company's 1998 Deutsche mark denominated Senior Discount Notes.

Loss in Equity Interest of Unconsolidated Subsidiaries - Net

A loss in equity interest of unconsolidated subsidiaries - net of $0.2 million was recorded for the three months ended March 31, 1999 to record the Company's pro-rata allocable loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portugese international telecommunications carrier and MK Telecom Network Inc, a Canadian microwave telecommunications facilities company.

Net Loss

Net loss increased to $57.0 million for the three months ended March 31, 1999, as compared to net loss of $35.3 million for the three months ended March 31, 1998 due to the factors described above and in the following discussion of segment results.

Segment Information

North American Operations

                                                          Three Months Ended
                                                               March 31,
                                                        1999             1998
                                                        ----             ----
                                                              (unaudited)
                                                 (in thousands, except percentage of
                                                          consolidated revenues)
Revenues .......................................     $ 148,419       $  74,181
Percentage of consolidated revenues ............            43%             56%
Operating costs and expenses:
  Cost of services (exclusive of
      depreciation and amortization shown
      separately below) ........................       120,171          63,338

  Selling, general and administrative
    expenses ...................................        28,909          10,189
  Depreciation and amortization ................        12,267           1,975
                                                     ---------       ---------
                                                       161,347          75,502
                                                     ---------       ---------
Loss from operations ...........................     $ (12,928)      $  (1,321)
                                                     =========       =========

The Company's North American revenues result primarily from the sale of long distance voice services on a retail basis to commercial customers, on a bulk discount basis to distributors of prepaid calling cards, and on a wholesale basis to other carriers. The Company experiences significant month to month changes in revenues generated by its carrier customers (i.e. customers who acquire the Company's services for the purpose of reselling such services on a wholesale basis to other carriers or on a retail basis to end users). The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. Over the past two years, the Company has shifted its marketing focus in the United States to small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers.

Revenue from the Company's North American operations increased to $148.4 million for the three months ended March 31, 1999 compared to $74.2 for the same period in 1998, a 100% increase. In July 1998, the Company acquired Westinghouse Communications which provides voice telephony and data services in the United States, and Westel Communications Ltd. which provides long distance and enhanced telecommunications services in Canada. These acquisitions contributed $38.6 million in revenues in the first quarter of 1999. The increase in the Company's North American revenues was also due to a significant increase in the Company's corporate customers and prepaid calling card usage.

North American revenues as a percentage of consolidated revenues decreased from 56% in the first quarter of 1998 to 43% in the first quarter of 1999. This decline is a result of the Company's effort to reduce its dependence on the very competitive North American operations and in particular its low margin wholesale markets and focus additional efforts on expanding its more profitable European operations. Cost of services increased 90% to $120.2 million in the first quarter of 1999 from $63.3 million in the first quarter of 1998, primarily as a result of acquisitions and higher revenues. Costs of services as a percentage of revenues in the first quarter of 1999 was 81%, an improvement from the 85% recorded in the first quarter of 1998 as a result of the focus to more profitable customer segments. Selling, general and administrative expenses as a percentage of revenues, however increased to 20% in the first quarter of 1999 as compared to 14% recorded in the first quarter of 1998 primarily as a result of costs incurred to acquire new customers and enhance customer services. Loss from operations in North America increased from $1.3 million in the first quarter of

1998 to $12.9 million in the first quarter of 1999 primarily due to higher amortization of intangible assets recorded in connection with the acquisitions made in July 1998 as well as the factors described above.

European Operations

                                                          Three Months Ended
                                                               March 31,
                                                        1999             1998
                                                        ----             ----
                                                              (unaudited)
                                                 (in thousands, except percentage of
                                                          consolidated revenues)
Revenues ...........................................   $ 152,111     $  35,265
Percentage of consolidated revenues ................          45%           27%
Operating costs and expenses:
  Cost of services (exclusive of
      depreciation and amortization shown
      separately below) ............................      99,326        30,088

  Selling, general and administrative expenses .....      51,019        18,168
  Depreciation and amortization ....................      13,323         3,273
                                                       ---------     ---------
                                                         163,668        51,529
                                                       ---------     ---------
Loss from operations ...............................   $ (11,557)    $ (16,264)
                                                       =========     =========

The Company derives its European revenues from the provision of international and domestic long distance voice services including directory information services, as well as the sale and resale of wireless services in certain countries in which the Company operates. Substantially all revenues from the Company's European operations are derived from commercial sales to end-users. Sales are targeted at small to medium-sized corporate customers, and niche consumer markets (including selected ethnic communities). To reduce its credit risk to such niche consumer markets, the Company primarily offers prepaid products to its targeted consumers.

The Company operates in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. The Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. The Company believes that, with established or start-up operations in 14 European countries, it will be well positioned to benefit from the anticipated continued deregulation of European markets. It is anticipated that most European countries will deregulate various aspects of the telecommunications industry during 1999 through 2000.

Revenue from the Company's European operations increased by 331% to $152.1 million for the three months ended March 31, 1999 compared to $35.3 million for the same period in 1998. During 1998, the Company made several acquisitions in Europe, including Motorola Tel.Co, a reseller of wireless services in the U.K. and Germany, and a majority interest in Telegate Holding. The Company's European acquisitions during 1998 contributed $84.7 million of revenue in the first quarter of 1999. The increase in the Company's European revenues was also attributable to a substantial increase in the number of carrier and corporate customers.

In February, the Company announced that its German subsidiary and Debitel Kommunikationstechnik GmbH & Co. KG ("Debitel"), Europe's largest mobile reseller company had agreed that Debitel will utilize the Company's fixed wired network for new telecommunications services that it will be promoting to German consumers. For the first quarter and to date, the utilization of the Company's network by Debitel has been below expectation. However, both the Company and Debitel remain committed to the long-term potential of this alliance.

European revenues as a percentage of consolidated revenues increased from 27% in the first quarter of 1998 to 45% in the first quarter of 1999. Europe represents the Company's largest market segment surpassing the North American operations.

Costs of services as a percentage of revenues in the first quarter of 1999 was 65% reflecting a 20% improvement over the 85% recorded in the first quarter of 1998. The decrease in the cost of services as a percentage of revenue is primarily attributable to the Company's ability to carry more traffic on its own network which is less expensive than leasing capacity from other carriers. The improved profitability is also due to the continued deregulation of several European markets, allowing the Company to compete on more favorable terms, and the impact of consolidating the results of Telegate. Excluding Telegate from first quarter results, cost of services as a percentage of revenues would have been 70%.

Selling, general and administrative expenses as a percentage of revenue in the first quarter of 1999 was 34%, a significant reduction from 52% recorded in the first quarter of 1998. This reduction was primarily attributable to lower start-up costs in countries in which operations had already been established in the past year.

Depreciation and amortization in the first quarter of 1999 increased to $13.3 million from $3.3 million recorded in the first quarter of 1998. This increase was primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions made since the first quarter of 1998. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Net loss from European operations in the first quarter of 1999 declined to $11.6 million from $ 16.3 million recorded in the first quarter of 1998. The improvement reflects the higher revenue partially offset by higher costs and increased amortization of intangible assets acquired.

Asia/Pacific and Other Operations

                                                          Three Months Ended
                                                               March 31,
                                                        1999             1998
                                                        ----             ----
                                                              (unaudited)
                                                 (in thousands, except percentage of
                                                          consolidated revenues)
Revenues .........................................     $ 39,751       $ 22,189
Percentage of consolidated revenues ..............           12%            17%
Operating costs and expenses:
  Cost of services (exclusive of
      depreciation and amortization shown
      separately below) ..........................       30,894         19,611

  Selling, general and administrative
    expenses .....................................       13,194          5,447
  Depreciation and amortization ..................        2,751          1,097
                                                       --------       --------
                                                         46,839         26,155
                                                       --------       --------
Loss from operations .............................     $ (7,088)      $ (3,966)
                                                       ========       ========

Asia/Pacific and other operations is comprised primarily of domestic and international long distance and wireless services operations in Australia. This segment also includes relatively small start-up operations in

Venezuela, Mexico, Japan and Delta Three, Inc., the Company's Internet telephony subsidiary. In May 1999 the Company announced a plan to offer up to approximately 20% of the common shares of Delta Three in an initial public offering. The Company also announced that Delta Three is preparing to file a registration statement with the Securities and Exchange Commission.

Revenues from the Company's Asia/Pacific and other operations increased 79% to $39.8 million for the three months ended March 31, 1999 compared to $22.2 million for the same period in 1998. In March 1998, the Company acquired the customer base of two mobile resellers; First Direct Communications, Pty. Limited and Link Telecommunication, Pty. Ltd. In July 1998, the Company also initiated operation in Japan. These new operations contributed $11.2 million of additional revenues in the first quarter of 1999.

Revenues from the Company's Asia/Pacific and other operations as a percentage of consolidated revenues declined to 12% in the first quarter of 1999 from 17% in the first quarter of 1998, primarily as a result of the Company's acquisition of significant businesses in Europe and North America over the past year.

Cost of services in the first quarter of 1999 increased to $30.9 million from $19.6 million recorded in the first quarter of 1998 as a result of the higher revenues. Cost of services as a percentage of revenues in the first quarter of 1999 declined to 78% from 88% in the first quarter of 1998.

Selling, general and administrative expense in the first quarter of 1999 increased to $13.2 million from $5.4 million in the first quarter of 1998 primarily due to the costs to acquire and retain wireless customers. Selling, general and administrative expenses as a percent of revenues in the first quarter of 1999 increased to 33% from 25% as a result of the initial start-up costs incurred in Latin America and up-front costs incurred to acquire wireless customers.

Depreciation and amortization in the first quarter of 1999 increased to $2.8 million from $1.1 million primarily as a result of the amortization of intangibles recorded in connection with the 1998 acquisitions.

The loss from the Asia/Pacific and other operations for the first quarter of 1999 increased to $7.1 million from $4.0 million recorded in the first quarter of 1998 primarily due to the start-up costs incurred in the Company's Latin America operation and higher amortization of intangibles.

Liquidity and Capital Resources

The Company has incurred significant operating losses, net losses and negative cash flow from operations, due in large part to the start-up and development of the Company's operations and the development of "RSL-NET", the Company's integrated digital telecommunications network. The Company expects that its net losses and negative cash flow will continue as the Company implements its growth strategy. Historically, the Company has funded its losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings.

Cash used in operating activities for the three months ended March 31, 1999 totaled $52.2 million compared with $41.5 million for the same period in 1998 reflecting the use of cash to fund operating losses and working capital requirements. Capital expenditures for the three months ended March 31, 1999 were $54.2 million compared with $19.4 million for the comparable period in 1998. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. The Company intends to continue to expand and develop the Company's infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU and interests in inter-city fiber routes in certain key markets and installing additional national and international telephone gateway switches. The Company expects to invest approximately $250 million in 1999 to expand and enhance its telecommunications network. Cash expended for acquisitions were $16.7 million during the three months ended March 31, 1999 primarily reflecting payments for properties acquired during 1998 compared with $23.6 million for the three months ended March 31, 1998. At March 31, 1999, the Company had $166.1 million of working capital as compared to $255.2 million of working capital at December 31, 1998.

The Company's indebtedness was approximately $1.03 billion at March 31, 1999 of which $1.02 billion represented long-term debt and $12.3 million represented short-term debt. Substantially all of the Company's indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by RSL COM.

The Company through RSL PLC has various Senior Notes and Senior Discount Notes which are due from 2006 through 2008 (the "Notes"), totaling $997.5 million, net, as of March 31, 1999. The Notes were issued under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

Under the terms of the Notes, the Company was required to offer to exchange each of the Notes for substantially identical notes registered under the Securities Act of 1933. The Company has successfully completed all such exchange offers to date.

In connection with the issuance of the 1996 Notes, RSL PLC was required to purchase and maintain restricted marketable securities, which are held by the indenture trustee for the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such securities at March 31, 1999, as adjusted to reflect the redemption of $127.5 million of the 1996 Notes, was $20.8 million.

The Company has a revolving credit facility with The Chase Manhattan Bank for $5 million. Approximately $3.8 million of the commitment under the facility was utilized at March 31, 1999. The facility is payable on June 30, 1999 and accrues interest, at the Company's option, at the lender's prime rate per annum (7.75% at March 31, 1999).

The Company, through LDM Systems, Inc., a subsidiary of the Company, has a $10.0 million revolving credit facility. There was $7.3 million utilized under this facility at March 31, 1999. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum (10.25% at March 31, 1999).

The Company, through Telegate Holding, has a $7.4 million revolving credit facility. There was $2.4 million utilized under this facility at March 31, 1999. This facility is payable in annual payments through December 31, 2002 and accrues interest at a variable interest rate not to exceed 5.5% per annum (4.3% at March 31, 1999). Telegate had $11.6 million of overdraft credit facilities with various banks that accrue interest at a rate of 6.5%. There was $1.5 million utilized under these facilities at March 31, 1999. Telegate also had various secured and unsecured 6% debentures consisting of loans from its former shareholders of $3.0 million and $5.1 million, respectively, as of March 31, 1999. These loans are payable in four semiannual installments beginning June 30, 2001.

One of the Company's primary equipment vendors has provided to certain of the Company's subsidiaries $93.0 million in vendor financing commitments to fund the purchase of additional switching and related telecommunications capital equipment. At March 31, 1999, there was approximately $82.0 million utilized under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

In May 1999, the Company issued the 1999 Notes which generated net proceeds to the Company of approximately $169.5 million. The 1999 Notes are guaranteed as to payment of principal and interest by the Company. The Company plans to raise additional capital in 1999. The limitation under the Company's most restrictive covenants will likely prohibit the Company from incurring any significant amount of additional indebtedness to fund net losses unless the Company completes a significant equity offering or generates significant positive cash flow from operation. The Company believes that the net proceeds from these notes and the remaining net proceeds from the issuance of the outstanding notes and the 1998 equity offering, together with availability under its revolving credit facilities, vendor financing facility and short-term lines of credit and overdraft facilities from local banks, will be sufficient to fund its capital expenditure and operations through the first half of 2000. However, the Company may be required to raise additional capital regardless of market conditions, if the Company's plans or assumptions change or prove to be inaccurate, if the Company identifies additional required or desirable infrastructure investments or acquisitions, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the issuance of its debt and equity securities, together with other sources of liquidity otherwise prove to be insufficient. Regardless, the Company plans to raise additional capital in 1999 to ensure that adequate funding is available for capital expenditures and operations for the year 2000 and beyond.

Effects of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure. The Company has not participated in any hedging activities in connection with foreign currency exposure.

Seasonality

The Company's European operations experience seasonality during January, August, October and December, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

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

The Company is implementing a comprehensive program of analysis of and/or changes to its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company, (ii) assessing and prioritizing any required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. Phase 1 has been completed. Phase 2, 3 and 4 are expected to be substantially completed by the end of the second quarter of 1999.

The Company has also retained a Year 2000 solution provider as a consultant to assist the Company in its assessment and remediation projects and to manage and coordinate Year 2000 compliance for each of the Company's local operators on a global basis.

In addition to assessing its own systems, the Company is conducting an external review of its vendors and suppliers, including equipment and system providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. Based on discussions with L.M. Ericsson A.B. ("Ericsson"), the Company's primary equipment vendor, the Company believes that the equipment provided to the Company by Ericsson will be Year 2000 compliant. Testing of the Ericsson equipment is expected to be completed by June 30, 1999. The Company may experience problems to the extent that other telecommunications carriers whose services are resold by the Company or to which the Company sends traffic for termination are not Year 2000 compliant. There can be no assurance that such problems will not have a material adverse effect on the Company.

The Company expects to substantially complete all of the phases of the process described above by June 30, 1999; although the Company expects to continue testing its systems for Year 2000 compliance during the rest of 1999 as a result of upgrades and other changes to our system and further expects that all of its computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective contingency plans will be developed or implemented. A failure of the Company's computer systems or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

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

Through April 30, 1999, the Company has spent approximately $3 million on the Year 2000 program. The Company expects that it will cost approximately an additional $7 million, to be paid through the first quarter of

2000, to become year 2000 compliant. These amounts will be financed through working capital. The Company expenses costs associated with software modification when they are incurred.

Following the completion of the Company's Year 2000 assessment by June 30, 1999, the Company plans to determine the nature and extent of any contingency plans that may be required. Even if the Company's assessment is completed without identifying any additional material non-compliant systems operated by, or under the control of, the Company, or of third parties, the most likely worst case scenario would be a systems failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature, in addition to potential claims against the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not entered into any financial instruments for trading or hedging purposes.

The Company is exposed to fluctuations in foreign currencies relative to the U.S. dollar, as its revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. The Company recorded a foreign currency translation adjustment of $7.3 million as a component of equity for the three months ended March 31, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. As of March 31, 1999, the Company had recorded a foreign currency transaction gain of approximately $9.7 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the DM Notes (as defined).

The Company incurs settlement costs when it exchanges traffic via operating agreements with foreign correspondents. These costs currently represent a small portion of the total costs of services; however, as the Company's international operations increase, it expects that these costs will become a more significant portion of its cost of services. Such costs are settled by utilizing a net settlement process with the Company's foreign correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlement among international telecommunications carriers. The SDRs are valued based upon a basket of foreign currencies and the Company believes that this mitigates, to some extent, its foreign currency exposure. The Company has monitored and will continue to monitor its foreign currency exposure, and, if necessary, may enter into forward contracts and/or similar instruments to mitigate the potential impacts of such risks.

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

The Company's carrying value of cash and cash equivalents, accounts receivable, accounts payable, marketable securities - available for sale, restricted marketable securities held to maturity, accrued expenses and notes payable is a reasonable approximation of their fair value.

At March 31, 1999, the fair value of the Company's long-term debt was estimated to be $1.04 billion based on the overall weighted average rate of the Company's long-term debt of 10.5% and an overall weighted average maturity of 8.9 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 105 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $94.3 million decrease in fair value of the Company's long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, a party to litigation that arises in the normal course of business. The Company is not presently a party to any litigation that it believes would reasonably be expected to have a material adverse effect on its business or results of operations.

Item 2. Change in Securities and Use of Proceeds

In March 1999, the Company issued to Fridley Technologies, Ltd. 7,200 shares of the Company's Class A Common Stock in exchange for options to purchase 35,000 shares of Delta Three, Inc., a subsidiary of the Company. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

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

                                           RSL COMMUNICATIONS, LTD.


Date: May 17, 1999                         By /s/  Joel S. Beckoff
      ------------                            ----------------------------------
                                           Name: Joel S. Beckoff
                                           Title: Vice President - Controller
                                                  and Chief Accounting Officer

Exhibit Index

27.1  Financial Data Schedule