Form 10-Q
period 1999-06-30
RSL COMMUNICATIONS LTD
filed 1999-08-16
CIK 1036297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

                         Commission file number 0-23139

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

                                    Yes X No

As of July 31, 1999, the registrant had 29,556,036 of its Class A common stock, par value $0.00457 per share, and 25,082,283 of its Class B common stock, par value $0.00457 per share, outstanding.

                                RSL COMMUNICATIONS, LTD.

                                   Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
       June 30, 1999 (Unaudited) and December 31, 1998........................ 1

     Condensed Consolidated Statements of Operations for the
       Three Month and Six Month Periods Ended June 30, 1999
       (Unaudited) and 1998 (Unaudited)....................................... 2

     Condensed Consolidated Statements of Cash Flows for the Six Month
       Periods Ended June 30, 1999 (Unaudited) and 1998 (Unaudited)........... 3

     Notes to Condensed Consolidated Financial Statements..................... 4

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................... 7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 21

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 22

    Item 2.  Change in Securities and Use of Proceeds........................ 22

    Item 4.  Submission of Matters to a Vote of Security Holders............. 22

    Item 5.  Other Information............................................... 23

    Item 6.  Exhibits and Reports on Form 8-K................................ 23


Signatures................................................................... 24

Exhibit Index................................................................ 25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                            As of             As of
                                                                          June 30,        December 31,
                                                                            1999              1998
                                                                            ----              ----
                                                                        (unaudited)
Assets

Cash and Cash Equivalents                                               $   320,704       $   367,823
Accounts Receivable, Net                                                    217,159           181,845
Marketable Securities - Available for Sale                                  135,774            98,637
Prepaid Expenses and Other Current Assets                                    94,763            77,772
                                                                        -----------       -----------
Total Current Assets                                                        768,400           726,077
                                                                        -----------       -----------

Restricted Marketable Securities - Held to Maturity                          10,101            20,159
Marketable Securities - Available for Sale                                   13,260            12,911
Property and Equipment                                                      455,919           369,508
Less: Accumulated Depreciation                                              (81,430)          (45,785)
                                                                        -----------       -----------
Property and Equipment, Net                                                 374,489           323,723
Investment in Unconsolidated Subsidiaries                                    16,645             8,446
Goodwill and Other Intangibles, Net                                         629,324           589,517
Deposits and Other Assets                                                    33,086            33,760
                                                                        -----------       -----------

     Total Assets                                                       $ 1,845,305       $ 1,714,593
                                                                        ===========       ===========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities                                  $   466,423       $   434,797
Short-term Debt                                                              24,757            36,130
                                                                        -----------       -----------
Total Current Liabilities                                                   491,180           470,927
                                                                        -----------       -----------
Total Long-term Debt                                                      1,249,126         1,089,375
Other Liabilities - Noncurrent                                               67,509            20,807
                                                                        -----------       -----------
Total Liabilities                                                         1,807,815         1,581,109
                                                                        -----------       -----------

Shareholders' Capital                                                       534,472           500,647
Accumulated Deficit                                                        (496,982)         (367,163)
                                                                        -----------       -----------
Total Shareholders' Equity                                                   37,490           133,484
                                                                        -----------       -----------

     Total Liabilities and Shareholders' Equity                         $ 1,845,305       $ 1,714,593
                                                                        ===========       ===========


            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except loss per share)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                      1999            1998            1999            1998
                                                                      ----            ----            ----            ----
Revenues ....................................................      $ 367,700       $ 166,567       $ 707,981       $ 298,202
Operating Costs and Expenses:
    Cost of Services (exclusive of depreciation and
     amortization shown separately below) ...................        258,487         138,828         508,878         251,865
    Selling, General and Administrative Expenses ............        115,981          44,182         213,823          79,817
    Depreciation and Amortization ...........................         43,004          11,576          80,083          21,124
                                                                   ---------       ---------       ---------       ---------
Total Operating Costs and Expenses ..........................        417,472         194,586         802,784         352,806
                                                                   ---------       ---------       ---------       ---------
Loss From Operations ........................................        (49,772)        (28,019)        (94,803)        (54,604)
Interest Income .............................................          5,039           6,028          11,094          10,834
Interest Expense ............................................        (31,276)        (18,866)        (60,274)        (33,330)
Other Income - Net ..........................................             65             153             180             204
Foreign Exchange Transaction Gain (Loss) - Net ..............          4,340          (1,705)         14,028          (1,708)
Minority Interest ...........................................           (609)          1,645             822           2,728
Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net .........................           (152)           --              (376)           --
Income Tax Expense ..........................................           (490)           (412)           (490)           (634)
                                                                   ---------       ---------       ---------       ---------
Loss before extraordinary item ..............................        (72,855)        (41,176)       (129,819)        (76,510)
Extraordinary item ..........................................           --           (20,800)           --           (20,800)
                                                                   ---------       ---------       ---------       ---------
Net Loss ....................................................      $ (72,855)      $ (61,976)      $(129,819)      $ (97,310)
                                                                   =========       =========       =========       =========


Loss Per Share of Common Stock
Before Extraordinary Item                                          $   (1.36)      $   (0.97)      $   (2.44)      $   (1.82)

Extraordinary Item Per Share of Common Stock                       $    --         $   (0.50)      $    --         $   (0.50)

Basic and Diluted Loss Per Share of Common Stock                   $   (1.36)      $   (1.47)      $   (2.44)      $   (2.32)

Weighted Average Number of Shares of Common Stock
  Outstanding                                                         53,394          42,295          53,163          42,021



            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  1999            1998
                                                                                  ----            ----
Net loss ................................................................      $(129,819)      $ (97,310)
Depreciation and amortization ...........................................         80,083          21,124
Working capital change and other ........................................        (29,892)        (32,019)
                                                                               ---------       ---------
     Net cash used in operations ........................................        (79,628)       (108,205)
                                                                               ---------       ---------

Acquisitions of subsidiaries ............................................        (32,837)        (81,375)
Purchase of property and equipment ......................................        (89,375)        (37,098)
(Purchase of) proceeds from maturity of marketable securities ...........        (23,399)         13,858
Proceeds from maturity of restricted securities .........................         10,575          18,750
Other ...................................................................            780             729
                                                                               ---------       ---------
     Net cash used in investing activities ..............................       (134,256)        (85,136)
                                                                               ---------       ---------

Proceeds from the issuance of Notes .....................................        169,748         499,045
Payment of offering costs ...............................................           (256)         (5,647)
Retirement of 1996 Notes ................................................           --          (127,493)
Proceeds from short term debt ...........................................         33,335           4,094
Payment of short term debt ..............................................        (27,699)           --
Proceeds from issuance of Class A shares ................................          1,475             281
Other ...................................................................           --            (1,709)
                                                                               ---------       ---------
     Net cash provided by financing activities ..........................        168,696         368,571
                                                                               ---------       ---------

(Decrease) increase in cash and cash equivalents ........................        (45,188)        175,230
Effects of foreign currency on cash and cash equivalents ................         (1,931)           (511)
Cash and cash equivalents at beginning of period ........................        367,823         144,894
                                                                               ---------       ---------

Cash and cash equivalents at end of period ..............................      $ 320,704       $ 319,613
                                                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ..................................................      $  37,523       $  17,356
                                                                               =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Class A Common Stock for stock of subsidiaries ..............      $  34,611       $   8,712
                                                                               =========       =========
Assets acquired under capital lease obligations .........................      $   3,934       $   4,703
                                                                               =========       =========
Exchange of Class A Common Stock for Distribution Rights ................      $    --         $  44,000
                                                                               =========       =========



               See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

2.  PRIVATE PLACEMENT OF NOTES

In May 1999, RSL PLC issued $175 million aggregate principal amount at maturity of 9.875% Senior Notes due 2009 (the "1999 Notes"). The 1999 Notes, which are guaranteed as to the payment of principal and interest by RSL COM, generated net proceeds of approximately $170 million.

3.  REGISTRATION OF SHARES

In May 1999, the Company filed a post-effective amendment to a registration statement with the Securities and Exchange Commission to register 909,798 Class A common shares that can be issued upon the exercise of warrants. The Company was required to register the shares underlying the warrants pursuant to a registration rights agreement, entered into in connection with the 1996 private offering of 300,000 units, each consisting of (i) $1,000 principal amount of 12 1/4% Senior Notes due 2006 (the "1996 Notes") and (ii) one warrant to purchase
3.975 shares of Class A Common Stock of RSL COM.

4.  COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For RSL COM, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive loss for interim periods are presented in the following table:


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                     1999          1998            1999            1998
                                                     ----          ----            ----            ----
Net Loss ...................................      $(72,855)      $(61,976)      $(129,819)      $ (97,310)
Other Comprehensive Income (Loss)
    Foreign currency translation adjustments         5,633         (4,173)         (1,619)         (6,983)
    Unrealized gain on securities ..........           349           --               341            --
                                                  --------       --------       ---------       ---------
                                                     5,982         (4,173)         (1,278)         (6,983)
                                                  --------       --------       ---------       ---------
Total Comprehensive Loss ...................      $(66,873)      $(66,149)      $(131,097)      $(104,293)
                                                  ========       ========       =========       =========


5.  NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

6.  ACQUISITIONS

In June 1999, RSL COM Spain, S.A., a subsidiary of the Company, acquired a 33.4% economic interest in Consorcio Europeo para las Telecomunicaciones, S.A., ("Cetel"), a supplier of nationwide telecommunications services in Spain, for approximately $9.6 million. The investment in Cetel is being accounted for under the equity method of accounting and is included in the Investment in Unconsolidated Subsidiaries in the accompanying Condensed Consolidated Balance Sheet.

In June 1999, the Company issued to an affiliate of the Cisneros Group of Companies 1,032,485 shares of Class A Common Stock, and cash of $3.2 million in exchange for the remaining 49% interest in RSL COM Latin America, Ltd. not already owned by the Company. The valuation of the assets acquired is preliminary and as a result, the allocation of the purchase price may change.

7.  SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of June 30, 1999 and as of December 31, 1998. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's North American and European operations. Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL COM. RSL COM has not presented separate financial statements and other related disclosures concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the notes issued by RSL PLC. RSL COM's financial statements are, except for RSL COM's capitalization, deltathree.com operations, Asia/Pacific operations, Latin American operations, corporate overhead expenses and drawn credit facilities, identical to the financial statements of RSL PLC.

                                  As of           As of
                                 June 30,      December 31,
                                  1999            1998
                                  ----            ----
                                      (unaudited)
                                    (in thousands)

Current Assets ..........      $  716,445      $  686,727

Non-current Assets ......      $  948,696      $  877,696

Current Liabilities .....      $  434,809      $  411,667

Non-current Liabilities..      $1,660,719      $1,479,159

                                    Six Months Ended
                                        June 30,
                                  1999            1998
                                  ----            ----
                                      (unaudited)
                                    (in thousands)

Revenues.................      $  624,042      $  242,909

Net Loss.................      $  (97,142)     $  (86,802)

8.  Subsequent Event

In February 1999, the Company announced that RSL COM Deutschland GmbH ("RSL Germany"), its German subsidiary, and Debitel Kommunikationstechnik GmbH & Co. KG ("Debitel"), Europe's largest mobile reseller company had agreed that Debitel will utilize the Company's fixed wired network for new telecommunications services that it will be promoting to German consumers. On August 13, 1999, the Company announced that, effective October 31, 1999, it has agreed to terminate this agreement with Debitel. As part of the agreement Debitel will pay the Company $11.6 million for network services in addition to the $5.3 million already paid for services since the beginning of the year. As part of the termination agreement, Metro Holding AG ("Metro"), one of the founders of Debitel and a shareholder in the Company, has agreed to provide funding to promote certain RSL Germany products through Metro's sales and distribution channels.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a multinational telecommunications company which provides a broad array of telecommunications services, with an emphasis on international long distance voice services. The Company's target customers are primarily small and medium-sized businesses in key markets. The Company's services include international and national fixed and wireless, calling card, fax, data, Internet, private line and other value-added telecommunications services. The Company currently has revenue generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, Mexico, The Netherlands, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. In 1997, approximately 70% of all international long distance telecommunications minutes originated in these markets. The Company also provides Internet telephony services through its wholly-owned subsidiary, deltathree.com and its network of Internet gateway servers located within key metropolitan areas in target countries.

Consolidated Results Of Operations For The Three Month And Six Month Periods Ended June 30, 1999 Compared To The Three Month And Six Month Periods Ended June 30, 1998

Revenues

The Company provides both domestic and international long distance voice communications and is a seller and reseller of wireless services in certain countries in which the Company has operations. Revenues are derived from the number of minutes of use (or fractions thereof) billed by the Company ("revenue minutes") and are recorded upon completion of calls. The Company also derives revenues from prepaid calling cards. These revenues are recognized at the time of usage or upon expiration of the card. The Company maintains local market pricing structures for its services and generally prices its services at a discount to the prices charged by the local government-owned post, telegraph and telephone monopolies ("PTTs") and established carriers. The Company has experienced, and expects to continue to experience, declining revenue per minute in all of its markets as a result of increasing competition in telecommunications, which the Company expects will be offset by increased minute volumes and decreased operating costs per minute.

Revenues increased to $367.7 million for the three months ended June 30, 1999 compared to $166.6 million for the three months ended June 30, 1998, an increase of 121%. For the six months ended June 30, 1999, revenues increased to $708.0 million or an increase of 137%, as compared to $298.2 million for the same period in 1998. This increase is due primarily to the growth, primarily from acquisitions, in the Company's North American and European operations.

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

Cost of services increased to $258.5 million for the three months ended June 30, 1999 from $138.8 million for the three months ended June 30, 1998, an increase of 86.2%. For the first half of 1999, cost of services increased to $508.9 million as compared to $251.9 million for the six months ended June 30, 1998, an increase of 102%. This increase is primarily due to a significant increase in traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 70.3% and 71.9%, respectively, for the second quarter and first half of 1999 as compared to 83.3% and 84.5%, respectively, for the three and six month periods ended June 30, 1998. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased utilization of the Company's facilities, increases in higher-volume commercial accounts and an increase in higher margin wireless subscribers. The decrease in costs of services as a percentage of revenues is also partially attributable to a reclassification, in the second quarter of 1999 by the Company's Australia subsidiary, of $4 million of customer acquisition costs from costs of services to selling, general and administrative expenses. Excluding the reclassification, our normalized cost of services as a percentage of revenues was 71.4% in the second quarter of 1999.

Effect of Deregulation on Costs of Services (exclusive of depreciation and amortization)

The Company's cost structure varies from country to country and is significantly impacted by the extent of regulation in place in each country. In general, the Company's cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated. In countries that are not substantially deregulated, the Company's access to the local exchange network is through more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying international traffic originating within one country and terminating in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Further deregulation in countries in which the Company operates is expected to better enable the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that as a result of further deregulation, particularly in certain countries in which the Company operates, its cost structure will improve. Deregulation in a particular country is also expected to permit the Company to terminate international inbound traffic in such country which we expect will result in an improved cost structure for the Company as a whole.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses consist primarily of costs incurred to support the continued expansion of RSL-NET, the introduction of new products and services and the provision of ongoing customer service. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as the Company commences operations in different countries, it incurs significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising.

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

Selling, general and administrative expense for the three months ended June 30, 1999 increased by $71.8 million, or 163%, to $116.0 million from $44.2 million for the three months ended June 30, 1998. For the six month period ending June 30, 1999, selling, general and administrative expense increased by $134.0 million, or 168%, to $213.8 million from $79.8 million as compared to the same period in 1998. This increase is primarily attributable to start-ups costs in, and expansion of, the Company's European operations, the hiring of additional personnel in Europe and acquisitions in North America and Australia. In addition, in the second quarter of 1999, the Company recognized (i) $4.0 million of marketing, promotion and other expenses incurred by deltathree.com, the Company's wholly-owned internet telephony subsidiary, as it refocuses its operation on end users, (ii) $4.0 million of customer acquisition costs by RSL COM Australia that were reclassified from cost of sales and (iii) $2.9 million in non-cash compensation expense related to stock incentive awards that were previously granted to employees in various RSL COM subsidiaries under local stock incentive plans. These incentive plans are variable, and as a result, there may be additional non-cash compensation expenses related to theses awards in the future, depending on fluctuations in the price of RSL COM's common shares and the value of the individual RSL COM subsidiaries.

Selling, general and administrative expense as a percentage of revenues increased to 31.5% and 30.2%, respectively, in the second quarter of 1999 and the first six months of 1999 as compared to 26.5% and 26.8%, respectively, in the three and six month periods ended June 30, 1998. The percentage increase is primarily the result of the inclusion of the results of Telegate AG ("Telegate"), a directory information provider in Germany, which the Company began consolidating at the end of 1998. As a directory information provider, Telegate's cost structure is quite different than the Company's other operations since its costs are predominantly labor-related with proportionately lower network costs. Excluding the impact of the reclassification of customer acquisition costs and the non-cash compensation expense, selling, general and administrative expense as a percentage of revenues for the second quarter and first six months of 1999 would have been 29.7% and 29.2%, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 271% to $43.0 million for the three months ended June 30, 1999 from $11.6 million for the three months ended June 30, 1998. For the first half of 1999, depreciation and amortization expense increased 279% to $80.1 million from $21.1 million in the same period in 1998. This increase is primarily attributable to the increased amortization of goodwill and other intangibles recorded as a result of the Company's acquisitions and higher depreciation due to increased capital expenditures. Depreciation expense is expected to increase in the future as the Company continues to expand and enhance its network.

Interest Income

Interest income decreased to $5.0 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998. On a year-to-date basis, interest income increased slightly to $11.1 million from $10.8 million as compared to the same period in 1998.

Interest Expense

Interest expense increased to $31.3 million for the three months ended June 30, 1999 from $18.9 million for the three months ended June 30, 1998. On a year-to-date basis, interest expense increased to $60.3 million from $33.3 million as compared to the same period in 1998. The increase is primarily as a result of increased debt relating to the notes issued during 1998 and 1999.

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

The Company recorded a foreign currency translation adjustment of $6.0 million as a component of equity as of June 30, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

Foreign exchange transaction gain (loss) - net, were $4.3 million and $14.0 million, respectively, for the three months and six months ended June 30, 1999, as compared to $(1.7) million for each of the three month and six month periods ended June 30, 1998. The gains in 1999 compared to the losses in 1998 are primarily a result of the decline in the value of the Deutsche mark against the U.S. dollar associated with the Company's 1998 Deutsche mark denominated Senior Discount Notes in 1999 as opposed to the increase in the Deutsche mark against the U.S. dollar in 1998.

Loss in Equity Interest of Unconsolidated Subsidiaries - Net

The Company recorded a loss in equity interest of unconsolidated subsidiaries - net of $0.2 million and $0.4 million for the three months and six months ended June 30, 1999, respectively, to reflect the Company's pro-rata allocable loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portugese international telecommunications carrier and MK Telecom Network Inc., a Canadian microwave telecommunications facilities company.

Net Loss

The net loss increased to $72.9 million for the three months ended June 30, 1999, as compared to the net loss of $62.0 million for the three months ended June 30, 1998. On a year-to-date basis, the net loss increased to $129.8 million as compared to a net loss of $97.3 million for the six months ended June 30, 1998. The increase is due to the factors described above and in the following discussion of segment results. Also impacting the comparisons of the net loss between periods is an extraordinary item of $20.8 million recorded in the three months ended June 30, 1998, representing the premium paid to retire approximately $127 million of the original $300 million of the Company's 1996 Notes.

Segment Information

North American Operations


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                      1999            1998            1999           1998
                                                                      ----            ----            ----           ----
                                                                                           (unaudited)
                                                                   (in thousands, except percentage of consolidated revenues)
Revenues ....................................................      $ 145,209       $  84,777       $ 293,629       $ 158,958
Percentage of consolidated revenues .........................             40%             51%             41%             53%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
       amortization shown separately below) .................        118,019          72,130         238,190         135,468

   Selling, general and administrative expenses .............         29,834          13,978          58,743          24,167
   Depreciation and amortization ............................         10,325           1,879          22,592           3,854
                                                                   ---------       ---------       ---------       ---------
                                                                     158,178          87,987         319,525         163,489
                                                                   ---------       ---------       ---------       ---------
Loss from operations ........................................      $ (12,969)      $  (3,210)      $ (25,896)      $  (4,531)
                                                                   =========       =========       =========       =========


The Company's North American revenues result primarily from the sale of long distance voice services on a retail basis to commercial customers, on a bulk discount basis to distributors of prepaid calling cards, and on a wholesale basis to other carriers. The Company experiences significant month to month changes in revenues generated by its carrier customers (i.e. customers who acquire the Company's services for the purpose of reselling such services on a wholesale basis to other carriers or on a retail basis to end users). The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. Over the past two years, the Company has shifted its marketing focus in the United States to, and continues to focus on, small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers.

Revenue from the Company's North American operations increased to $145.2 million for the three months ended June 30, 1999 compared to $84.8 for the same period in 1998, a 71% increase. On a year-to-date basis, revenue from the Company's North American operations increased to $293.6 million as compared to $159.0 for the same period in 1998, an 85% increase. In July 1998, the Company acquired Westinghouse Communications which provides voice telephony and data services in the United States, and Westel Communications Ltd. which provides long distance and enhanced telecommunications services in Canada. These acquisitions contributed $38.9 million and $77.5 million in revenues in the second quarter and first six months of 1999, respectively. The increase in the Company's North American revenues was also due to a significant increase in the Company's corporate customers and prepaid calling card usage.

North American revenues as a percentage of consolidated revenues decreased from 51% and 53% in the second quarter of 1998 and the first six months of 1998 to 40% and 41% in the second quarter and first six months of 1999, respectively. This decline is a result of the Company's effort to reduce its dependence on the very competitive North American operations and in particular its low margin wholesale markets and focus additional efforts on expanding its more profitable European operations.

Cost of services increased 64% to $118.0 million in the second quarter of 1999 from $72.1 million in the second quarter of 1998. On a year-to-date basis, cost of services increased 76% to $238.2 million from $135.5 million over the same period in 1998. The increase is primarily a result of acquisitions and higher revenues. Costs of services as a percentage of revenues in the second quarter and first six months of 1999 was 81%, an improvement from the 85% as compared to the same periods of time in 1998 as a result of the focus to more profitable customer segments.

Selling, general and administrative expense in the second quarter of 1999 increased to $29.8 million from $14.0 million in the second quarter of 1998. For the first half of 1999, selling, general and administrative expense increased to $58.7 million from $24.2 million as compared to the same period in 1998. Selling, general and administrative expenses as a percentage of revenues, increased to 21% in the second quarter of 1999 as compared to 16% recorded in the second quarter of 1998. On a year-to-date basis, selling, general and administrative expenses as a percentage of revenues, increased to 20% as compared to 15% recorded in the first six months of 1998. The increase is primarily a result of costs incurred to acquire new customers and enhance customer services.

Depreciation and amortization in the second quarter of 1999 increased to $10.3 million from $1.9 million recorded in the second quarter of 1998. For the first six months of 1999, depreciation and amortization increased to $22.6 million from $3.9 million as compared to the first six months of 1998. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions made since the second quarter of 1998. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Loss from operations in North America increased from $3.2 million in the second quarter of 1998 to $13.0 million in the second quarter of 1999. Loss from operations in North America increased from $4.5 million for the first six months in 1998 to $25.9 million in the first six months of 1999. The increase is primarily due to higher selling, general and administrative expenses as well as higher amortization of intangible assets recorded in connection with the acquisitions made in July 1998.

European Operations


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                      1999            1998            1999           1998
                                                                      ----            ----            ----           ----
                                                                                           (unaudited)
                                                                   (in thousands, except percentage of consolidated revenues)
Revenues ....................................................      $ 178,303       $  48,686       $ 330,414       $  83,951
Percentage of consolidated revenues .........................             48%             29%             47%             28%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
       amortization shown separately below) .................        113,611          40,406         212,937          70,494
     Selling, general and administrative expenses ...........         58,396          19,832         109,415          38,000
     Depreciation and amortization ..........................         14,148           4,958          27,471           8,231
                                                                   ---------       ---------       ---------       ---------
                                                                     186,155          65,196         349,823         116,725
                                                                   ---------       ---------       ---------       ---------
Loss from operations ........................................      $  (7,852)      $ (16,510)      $ (19,409)      $ (32,774)
                                                                   =========       =========       =========       =========


The Company derives its European revenues from the provision of international and domestic long distance voice services, including directory information services in Germany and the sale and resale of wireless services in certain countries in which the Company operates. The Company plans to introduce several new product groups, such as data, Internet, value-added services and web based applications and broaden existing services such as fixed voice and wireless services. Substantially all revenues from the Company's European operations are derived from commercial sales to end-users. Sales are targeted towards small to medium-sized corporate customers, and niche consumer markets (including selected ethnic communities). To reduce its credit risk to such niche consumer markets, the Company primarily offers prepaid products to these targeted consumers.

The Company operates in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. The Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. The Company believes that, with established or start-up operations in 14 European countries, it will be well positioned to benefit from the anticipated continued deregulation of European markets. It is anticipated that most European countries will further deregulate various aspects of the telecommunications industry during 1999 through 2000.

Revenue from the Company's European operations increased by 266% to $178.3 million for the three months ended June 30, 1999 compared to $48.7 million for the same period in 1998. For the first half of 1999, revenue from the Company's European operations increased by 294% to $330.4 million as compared to $84.0 million for the same period in 1998. During 1998, the Company made several acquisitions in Europe, including Motorola Tel.Co, a reseller of wireless services in the U.K. and Germany, and a majority interest in

Telegate Holding, the parent holding company of Telegate. The Company's European acquisitions during 1998 contributed $98.6 million and $187.0 million of revenue in the second quarter and first half of 1999, respectively. The increase in the Company's European revenues was also attributable to a substantial increase in the number of carrier and corporate customers.

In February 1999, the Company announced that RSL Germany, its German subsidiary, and Debitel had agreed that Debitel will utilize the Company's fixed wired network for new telecommunications services that it will be promoting to German consumers. Through July 1999, the utilization of the Company's network by Debitel has been below expectation. Under the terms of the agreement, the Company has been recognizing Debitel's minimum commitments for usage of its network and, accordingly, for the second quarter and first six months of 1999, the Company has recognized $6.0 million and $10.4 million, respectively. On August 13, 1999, the Company announced that it has agreed to terminate this agreement with Debitel effective October 31, 1999. As part of the agreement Debitel will pay the Company $11.6 million for network services in addition to the $5.3 million already paid for services since the beginning of the year.

European revenues as a percentage of consolidated revenues increased from 29% and 28%, in the second quarter and first six months of 1998, to 48% and 47% in the second quarter and first six months of 1999, respectively. Europe currently represents the Company's largest market segment surpassing the North American operations.

Cost of services increased 181% to $113.6 million in the second quarter of 1999 from $40.4 million in the second quarter of 1998. On a year-to-date basis, cost of services increased 202% to $212.9 million from $70.5 million over the same period in 1998. Costs of services as a percentage of revenues in the second quarter of 1999 was 64% reflecting a 19% decrease compared to the 83% recorded in the second quarter of 1998. For the first half of 1999, costs of services as a percentage of revenues was 64% reflecting a 20% decrease from the 84% recorded in the same period of 1998. The decrease in the cost of services as a percentage of revenue is primarily attributable to the Company's ability to carry more traffic on its own network which is less expensive than leasing capacity from other carriers. The improved profitability is also due to the continued deregulation of several European markets, allowing the Company to compete in such markets on more favorable terms.

Selling, general and administrative expense in the second quarter of 1999 increased to $58.4 million from $19.8 million in the second quarter of 1998. For the first half of 1999, selling, general and administrative expense increased to $109.4 million from $38.0 million as compared to the same period in 1998. Selling, general and administrative expenses as a percentage of revenue in the second quarter of 1999 was 33%, a significant reduction from 41% recorded in the second quarter of 1998. For the first half of 1999, selling, general and administrative expenses as a percentage of revenue was 33%, a significant reduction from 45% for the same period in 1998. These reductions were primarily attributable to lower start-up costs in countries in which operations had already been established in the past year.

Depreciation and amortization in the second quarter of 1999 increased to $14.1 million from $5.0 million recorded in the second quarter of 1998. For the first half of 1999, depreciation and amortization increased to $27.5 million from $8.2 million as compared to the same period in 1998. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions made since the second quarter of 1998. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Net loss from European operations in the second quarter of 1999 declined to $7.9 million from $ 16.5 million recorded in the second quarter of 1998. On a year-to-date basis, net loss from European operations declined to $19.4 million from $ 32.8 million as compared to the same period in 1998. The improvement reflects the substantially higher revenue partially offset by higher costs and increased amortization of intangible assets acquired.

Asia/Pacific and Other Operations


                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                      1999            1998            1999           1998
                                                                      ----            ----            ----           ----
                                                                                           (unaudited)
                                                                   (in thousands, except percentage of consolidated revenues)
Revenues ....................................................      $  44,188       $  33,104       $  83,938       $  55,293
Percentage of consolidated revenues .........................             12%             20%             12%             19%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
       amortization shown separately below) .................         26,857          26,293          57,751          45,904
   Selling, general and administrative expenses .............         22,577           8,287          35,771          13,734
   Depreciation and amortization ............................         10,431           1,226          13,182           2,323
                                                                   ---------       ---------       ---------       ---------
                                                                      59,865          35,806         106,704          61,961
                                                                   ---------       ---------       ---------       ---------
Loss from operations ........................................      $ (15,677)      $  (2,702)      $ (22,766)      $  (6,668)
                                                                   =========       =========       =========       =========


Asia/Pacific and Other operations are comprised primarily of domestic and international long distance and wireless services operations in Australia. This segment also includes relatively small start-up operations in Venezuela, Mexico, Japan and deltathree.com. In May 1999, the Company announced a plan to offer up to approximately 20% of the common shares of deltathree.com in an initial public offering. deltathree.com is currently preparing to file a registration statement with the Securities and Exchange Commission. The Company is also considering strategic financing alternatives for its operations in Australia.

Revenues from the Company's Asia/Pacific and Other operations increased 33% to $44.2 million for the three months ended June 30, 1999 compared to $33.1 million for the same period in 1998. For the first half of 1999, revenues from the Company's Asia/Pacific and Other operations increased 52% to $83.9 from $55.3 million as compared to the same period in 1998. In March 1998, the Company acquired the customer base of two mobile resellers; First Direct Communications, Pty. Limited and Link Telecommunication, Pty. Ltd. In July 1998, the Company initiated operations in Japan. These new operations contributed $13.0 million of additional revenues in the first half of 1999.

Revenues from the Company's Asia/Pacific and Other operations as a percentage of consolidated revenues declined to 12% in the second quarter and first half of 1999 from 20% and 19% in the second quarter and first half of 1998, respectively. The decline is primarily as a result of the Company's acquisition of significant businesses in Europe and North America over the past year.

Cost of services in the second quarter of 1999 increased to $26.9 million from $26.3 million recorded in the second quarter of 1998 as a result of the higher revenues. For the first half of 1999, cost of services increased to $57.8 million from $45.9 million as compared to the same period in 1998. Cost of services as a percentage of revenues in the second quarter and first half of 1999 declined to 61% and 69% from 79% and 83% as compared to the same period in 1998, respectively. The decrease in costs of services is also partially attributable to a reclassification in the second quarter of 1999 by the Company's Australia subsidiary of $4 million of customer acquisition costs from costs of services to selling, general and administrative expenses. Excluding the reclassification, cost of services as a percentage of revenues was 70% in the second quarter of 1999.

Selling, general and administrative expense in the second quarter of 1999 increased to $22.6 million from $8.3 million in the second quarter of 1998. For the first half of 1999, selling, general and administrative expense increased to $35.8 million from $13.7 million as compared to the same period in 1998. These increases were primarily due to the costs to acquire and retain wireless customers. Selling, general and administrative expenses as a percent of revenues in the second quarter and first half of 1999 increased to 51% and 43% from 25% and 25% as compared to the same periods in 1998, respectively. The increases are a result of the initial start-up costs incurred in Latin America and up-front costs incurred to acquire wireless customers. In addition, in the second quarter of 1999, $4 million of marketing, promotion and other expenses were incurred by deltathree.com, as it refocuses its operation on end users.

Depreciation and amortization in the second quarter of 1999 increased to $10.4 million from $1.2 million. For the first half of 1999, depreciation and amortization increased to $13.2 million from $2.3 million as compared to the same period in 1998, primarily as a result of the amortization of intangibles recorded in connection with the 1998 acquisitions.

The loss from the Asia/Pacific and Other operations for the second quarter of 1999 increased to $15.7 million from $2.7 million recorded in the second quarter of 1998. On a year-to-date basis, the loss from the Asia/Pacific and Other operations increased to $22.8 million from $6.7 million as compared to the same period in 1998. The increased operating losses are primarily due to the start-up costs incurred in the Company's Latin America operation and higher amortization of intangibles.

Liquidity and Capital Resources

The Company has incurred significant operating losses, net losses and negative cash flow from operations, due in large part to the start-up and development of the Company's operations and the development of "RSL-NET," the Company's integrated digital telecommunications network. The Company expects that its net losses and negative cash flow will continue as the Company continues to implement its growth strategy. Historically, the Company has funded its losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings.

Cash used in operating activities for the six months ended June 30, 1999 totaled $79.6 million compared with $108.2 million for the same period in 1998 reflecting the use of cash to fund operating losses and working capital requirements. Capital expenditures for the six months ended June 30, 1999 were $93.3 million compared with $41.8 million for the comparable period in 1998. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. The Company intends to continue to expand and develop the Company's infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU and interests in inter-city fiber routes in certain key markets and installing additional national and international telephone gateway switches. The Company expects to invest in the aggregate approximately $250 million in 1999 to expand and enhance its telecommunications network. Cash expended for acquisitions were $32.8 million during the six months ended June 30, 1999 primarily reflecting payments for properties acquired at the end of 1998 as well as the acquisition of an equity interest in Cetel in Spain for $9.6 million in the second quarter, compared with $81.4 million for the six months ended June 30,

1998. At June 30, 1999, the Company had $277.2 million of working capital as compared to $255.2 million of working capital at December 31, 1998.

The Company's indebtedness was approximately $1.2 billion at June 30, 1999 substantially all of which represented long-term debt. Nearly all of the Company's indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by RSL COM.

The Company through RSL PLC has various Senior Notes and Senior Discount Notes which are due from 2006 through 2009 (the "Notes"), totaling $1.17 billion, net, as of June 30, 1999. The Notes were issued under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

Under the terms of the Notes, the Company was required to offer to exchange each of the Notes for substantially identical notes registered under the Securities Act of 1933. The Company has successfully completed all such exchange offers to date, except for the exchange offer relating to the 1999 Notes.

In connection with the issuance of the 1996 Notes, RSL PLC was required to purchase and maintain restricted marketable securities, which are held by the indenture trustee for the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The market value of such securities at June 30, 1999, as adjusted to reflect the redemption of $127.5 million of the 1996 Notes, was $10.4 million.

The Company, through LDM Systems, Inc., a subsidiary of the Company, has a $10.0 million revolving credit facility. There was $2.7 million utilized under this facility at June 30, 1999. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum (10.25% at June 30, 1999).

The Company, through Telegate Holding, has a $7.1 million revolving credit facility, all of which was available at June 30, 1999. This facility is payable in annual payments through December 31, 2002 and accrues interest at a variable interest rate not to exceed 5.5% per annum (3.3% at June 30, 1999). Telegate had $11.1 million of overdraft credit facilities with various banks that accrue interest at a rate of 6.0% to 6.5%. There was $0.3 million utilized under these facilities at June 30, 1999. Telegate also had two loans that accrue interest at a rate of 6% from a related party and from a shareholder of $3.3 million and $4.5 million, respectively, as of June 30, 1999. These loans are payable in four semiannual installments beginning June 30, 2001.

The Company, through RSL COM Canada, has a $6.8 million revolving credit facility that accrues interest at 7.4% per annum, all of which was available at June 30, 1999.

One of the Company's primary equipment vendors has provided to certain of the Company's subsidiaries $75.0 million in vendor financing commitments to fund the purchase of additional switching and related telecommunications capital equipment. At June 30, 1999, all of which was utilized under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

In May 1999, the Company issued the 1999 Notes which generated net proceeds to the Company of approximately $169.5 million. The 1999 Notes are guaranteed as to payment of principal and interest by the Company. The Company plans to raise additional capital in 1999. The limitation under the Company's most restrictive covenants will likely prohibit the Company from incurring any significant amount of additional indebtedness to fund net losses unless the Company completes a significant equity offering or generates significant positive cash flow from operations. The Company believes that the net proceeds from these notes and the remaining net proceeds from the issuance of the outstanding notes and the 1998 equity offering, together with availability under its revolving credit facilities, vendor financing facility and short-term lines of credit and overdraft facilities from local banks, will be sufficient to fund its capital expenditure and operations at least through the first half of 2000. However, the Company may be required to raise additional capital regardless of market conditions, if the Company's plans or assumptions change or prove to be inaccurate, if the Company identifies additional required or desirable infrastructure investments or acquisitions, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the issuance of its debt and equity securities, together with other sources of liquidity otherwise prove to be insufficient. Regardless, the Company plans to raise additional capital in 1999 to ensure that adequate funding is available for capital expenditures and operations for the year 2000 and beyond.

Effects of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. SFAS No.133 is effective for fiscal years beginning after June 15, 2000. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure. The Company has not participated in any hedging activities in connection with foreign currency exposure.

Seasonality

The Company's European operations experience seasonality during January, August, October and December, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are the Company's principal European customers, are closed during portions of these months.

Year 2000 Technology Risks

The "Year 2000" problem is the result of computer programs being written using two digits, rather than the four digits, to define the applicable year. Any of the programs used in the Company's operations that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, or other computer errors, causing disruptions of operations. The potential for failures encompasses all aspects of the Company's business, including computer systems and voice networks, and could cause, among other things, a temporary inability to process transactions, billing and customer service or to engage in similar normal business activities.

The Company is implementing a comprehensive program of analysis of and/or changes to its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company, (ii) assessing and prioritizing any required remediation, (iii) remediating any problems by repairing, or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. All critical components, which include network switching, billing and financial systems, have been substantially completed, with the exception of two required upgrades of L.M. Ericsson A.B. ("Ericsson") switches in France, which is expected to be completed by September 30, 1999. Non-critical components, which include administrative support systems, are also scheduled to be completed by September 30, 1999. The Company will engage in continued operational verification and testing.

The Company has also retained a Year 2000 solution provider, through the first quarter of 2000, as a consultant to assist the Company in its assessment and remediation projects and to manage and coordinate Year 2000 compliance for each of the Company's local operators on a global basis.

In addition to assesing its own systems, the Company is conducting an external review of its vendors and suppliers, including equipment and system providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. Based on discussions with Ericsson, the Company's primary equipment vendor, and the Company's testing of the Ericsson equipment, which is substantially complete, the Company believes that the equipment provided to the Company by Ericsson will be Year 2000 compliant. The Company may experience problems to the extent that other telecommunications carriers whose services are resold by the Company or to which the Company sends traffic for termination are not Year 2000 compliant. There can be no assurance that such problems will not have a material adverse effect on the Company.

The Company has completed numerous acquisitions during recent periods, and is in the process of integrating the systems of the acquired businesses into the Company's operations. Those systems are included in the Company's Year 2000 review and remediation project. During the process of evaluating businesses for potential acquisition, and after any such acquisition, the Company will evaluate the extent of the Year 2000 problems associated with such acquisitions and the cost and timing of the remediation. No assurance can be given, however, that the systems of any acquired business will be Year 2000 compliant when acquired or will be capable of timely remediation. In August 1998, the Company acquired Motorola Tel.co, in the United Kingdom and Germany from Motorola Inc. The acquired assets are expected to be Year 2000 compliant by August 31, 1999.

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

Through July 31, 1999 the Company has spent approximately $6 million on the Year 2000 program. The company expects that it will cost approximately an additional $4 million, to be paid through the first quarter of 2000, to complete its Year 2000 project. These amounts will be financed through working capital. The Company expenses costs associated with software modification when they are incurred.

With the substantial completion of the Company's Year 2000 assessment and remediations, contingency planning, which primarily consist of ongoing monitoring of successful remediations and remediations of dependent partners, is in progress. Even if the Company's assessment is completed without identifying any additional material non-compliant systems operated by, or under the control of, the Company, or of third parties, the most likely worst case scenario would be a systems failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature, in addition to potential claims against the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not entered into any financial instruments for trading or hedging purposes.

The Company is exposed to fluctuations in foreign currencies relative to the U.S. dollar, as its revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. The Company recorded a foreign currency translation adjustment of $6.0 million as a component of equity as of June 30, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. For the six month period ended June 30, 1999, the Company had recorded a foreign currency transaction gain of approximately $14.0 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the DM296 million 10% Senior Discount Notes issued during 1998.

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

The Company's carrying value of cash and cash equivalents, accounts receivable, accounts payable, marketable securities - available for sale, restricted marketable securities - held to maturity, accrued expenses and notes payable is a reasonable approximation of their fair value.

At June 30, 1999, the fair value of the Company's long-term debt was estimated to be $1.14 billion based on the overall weighted average rate of the Company's long-term debt of 10.6% and an overall weighted average maturity of 8.8 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 106 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $103.3 million decrease in fair value of the Company's long-term debt.

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

Item 2. Change in Securities and Use of Proceeds

In April 1999, the Company issued to the principal shareholders of ICN/Commsource Network Services, LLC, a total of 35,963 shares of the Company's Class A Common Stock in connection with the merger of ICN into a wholly owned subsidiary of the Company. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

In April 1999, the Company issued to Dov Bar-Gera 158,439 shares of the Company's Class A Common Stock in exchange for approximately a 15% interest in RSL COM Austria AG. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

In June 1999, the Company issued to Coral Gate Investments Ltd. ("CGI") an affiliate of the Cisneros Group of Companies, 1,032,485 shares of the Company's Class A Common Stock plus cash in exchange for CGI's 49% interest in RSL COM Latin America, Ltd. As a result, RSL COM Latin America, Ltd. became a wholly owned subsidiary of the Company. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 1999, the Company held its annual general meeting (the "Meeting") of shareholders of the Company. At the Meeting, there were present in person or by proxy a total of 22,891,336 shares of Class A Common Stock out of a total 26,945,691 shares of such stock issued and outstanding and entitled to vote at the Meeting, and a total of 26,241,147 shares of Class B Common Stock of the Company out of a total of 26,245,315 issued and outstanding and entitled to vote at the meeting (or, in the aggregate 285,302,806 votes out of a total of 289,398,841 potential votes).

The shareholders voted in favor of the election of the following eight directors to serve on the Company's Board of Directors until the next annual general meeting of shareholders: Ronald S. Lauder, Itzhak Fisher, Jacob Z. Schuster, Gustavo A. Cisneros, Fred H. Langhammer, Leonard A. Lauder, Eugene A. Sekulow and Nicolas G. Trollope. Each of the nominees for director received 285,298,474 votes in favor of his election (except that Mr. Cisneros received 285,298,374, and Mr. Trollope received 285,298,449, votes), 0 votes against his election and 0 abstention votes.

In addition, the shareholders voted in favor of (i) a proposal to amend the Company's 1997 Stock Incentive Plan (the "Plan") to expand the existing group of participants to whom options and other awards may be granted as follows:
283,022,258 votes for, 70,374 votes against and 4,486 abstention votes, (ii) a proposal to amend the Plan to increase by 5,000,000 to 8,100,000 the number of shares with respect to which options or other awards may be granted as follows: 278,694,289 votes for, 4,398,683 votes against and 4,146 abstention votes, (iii) a proposal to amend the Company's by-laws as follows: 282,856,272 votes for, 232,185 votes against and 8,661 abstention votes, (iv) the adoption of the financial statements of the Company for the Company's fiscal year ended December 31, 1998, together with the auditor's report thereon as follows: 285,295,892 votes for, 4,374 votes against and 2,540 abstention votes and (v) the appointment of Deloitte & Touche LLP as auditors for the Company and the delegation to the Company's Audit Committee the authority to fix the auditor's fee for the current fiscal year as follows:
285,297,909 votes for, 4,006 votes against and 896 abstention votes.

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

Item 6. Exhibits and Reports on Form 8-K

         Exhibits:

3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749))

3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749))

3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (filed herewith)

4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281))

10.1 Indenture, dated as of May 13, 1999, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Trustee, containing, as exhibits, specimens of 9 7/8% Senior Notes due 2009 (filed herewith)

10.2 Note Deposit Agreement, dated as of May 13, 1999, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Book Entry Depositary (filed herewith)

10.3 Exchange and Registration Rights Agreement, dated as of May 13, 1999, among RSL Communications PLC, RSL Communications, Ltd. and Goldman, Sachs & Co. (filed herewith)

10.4 RSL Communications, Ltd. 1997 Stock Incentive Plan, as amended to date (incorporated by reference to Registrant's definitive proxy materials relating to its June 8, 1999 Annual General Meeting as filed with the Securities and Exchange Commission)

27.1     Financial Data Schedule (filed herewith)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RSL COMMUNICATIONS, LTD.



Date: August 13, 1999                        By  /s/ Joel S. Beckoff
      ---------------                          ---------------------------------
                                             Name:  Joel S. Beckoff
                                             Title: Vice President - Controller
                                                    and Chief Accounting Officer

Exhibit Index

3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749))

3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749))

3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (filed herewith)

4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281))

10.1 Indenture, dated as of May 13, 1999, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Trustee, containing, as exhibits, specimens of 9 7/8% Senior Notes due 2009 (filed herewith)

10.2 Note Deposit Agreement, dated as of May 13, 1999, by and among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank, as Book Entry Depositary (filed herewith)

10.3 Exchange and Registration Rights Agreement, dated as of May 13, 1999, among RSL Communications PLC, RSL Communications, Ltd. and Goldman, Sachs & Co. (filed herewith)

10.4 RSL Communications, Ltd. 1997 Stock Incentive Plan, as amended to date (incorporated by reference to Registrant's definitive proxy materials relating to its June 8, 1999 Annual General Meeting as filed with the Securities and Exchange Commission)

27.1     Financial Data Schedule (filed herewith)