Form 10-Q/A
period 1999-06-30
RSL COMMUNICATIONS LTD
filed 1999-09-09
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

The Registrant's Condensed Consolidated Statements of Cash Flows contained in the financial statements of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 contain a typographical error in the June 30, 1999 column under "Net cash provided by financing activities -- Other." As a result of such error, the Registrant hereby amends the financial statements of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 as set forth in the pages attached hereto solely to correct such single typographical error.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of
        June 30, 1999 (Unaudited) and December 31, 1998....................... 1

      Condensed Consolidated Statements of Operations for the
        Three Month and Six Month Periods Ended June 30, 1999 (Unaudited)
        and 1998 (Unaudited).................................................. 2

      Condensed Consolidated Statements of Cash Flows for the Six Month
        Periods Ended June 30, 1999 (Unaudited) and 1998 (Unaudited).......... 3

      Notes to Condensed Consolidated Financial Statements.................... 4

 PART II - OTHER INFORMATION

      Signatures.............................................................. 7

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     As of             As of
                                                   June 30,         December 31,
                                                     1999              1998
                                                  -----------       -----------
                                                  (unaudited)
Assets

Cash and Cash Equivalents                         $   320,704       $   367,823
Accounts Receivable, Net                              217,159           181,845
Marketable Securities - Available for Sale            135,774            98,637
Prepaid Expenses and Other Current Assets              94,763            77,772
                                                  -----------       -----------
Total Current Assets                                  768,400           726,077
                                                  -----------       -----------

Restricted Marketable Securities - Held to
Maturity                                               10,101            20,159
Marketable Securities - Available for Sale             13,260            12,911
Property and Equipment                                455,919           369,508
Less: Accumulated Depreciation                        (81,430)          (45,785)
                                                  -----------       -----------
Property and Equipment, Net                           374,489           323,723
Investment in Unconsolidated Subsidiaries              16,645             8,446
Goodwill and Other Intangibles, Net                   629,324           589,517
Deposits and Other Assets                              33,086            33,760
                                                  -----------       -----------

    Total Assets                                  $ 1,845,305       $ 1,714,593
                                                  ===========       ===========

Liabilities and Shareholders' Equity

Accounts Payable and Other Liabilities            $   466,423       $   434,797
Short-term Debt                                        24,757            36,130
                                                  -----------       -----------
Total Current Liabilities                             491,180           470,927
                                                  -----------       -----------
Total Long-term Debt                                1,249,126         1,089,375
Other Liabilities - Noncurrent                         67,509            20,807
                                                  -----------       -----------
Total Liabilities                                   1,807,815         1,581,109
                                                  -----------       -----------

Shareholders' Capital                                 534,472           500,647
Accumulated Deficit                                  (496,982)         (367,163)
                                                  -----------       -----------
Total Shareholders' Equity                             37,490           133,484
                                                  -----------       -----------

    Total Liabilities and Shareholders' Equity    $ 1,845,305       $ 1,714,593
                                                  ===========       ===========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except loss per share)

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                        June 30,
                                                         1999            1998            1999            1998
                                                       ---------       ---------       ---------       ---------
Revenues ........................................      $ 367,700       $ 166,567       $ 707,981       $ 298,202
Operating Costs and Expenses:

  Cost of Services (exclusive of depreciation and
    amortization shown separately below) ........        258,487         138,828         508,878         251,865
  Selling, General and Administrative Expenses ..        115,981          44,182         213,823          79,817
  Depreciation and Amortization .................         43,004          11,576          80,083          21,124
                                                       ---------       ---------       ---------       ---------
Total Operating Costs and Expenses                       417,472         194,586         802,784         352,806
                                                       ---------       ---------       ---------       ---------
Loss From Operations ............................        (49,772)        (28,019)        (94,803)        (54,604)
Interest Income .................................          5,039           6,028          11,094          10,834
Interest Expense ................................        (31,276)        (18,866)        (60,274)        (33,330)
Other Income - Net ..............................             65             153             180             204
Foreign Exchange Transaction Gain (Loss) - Net ..          4,340          (1,705)         14,028          (1,708)
Minority Interest ...............................           (609)          1,645             822           2,728

Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net .............           (152)             --            (376)             --
Income Tax Expense ..............................           (490)           (412)           (490)           (634)
                                                       ---------       ---------       ---------       ---------
Loss before extraordinary item ..................        (72,855)        (41,176)       (129,819)        (76,510)
Extraordinary item ..............................             --         (20,800)             --         (20,800)
                                                       ---------       ---------       ---------       ---------
Net Loss ........................................      $ (72,855)      $ (61,976)      $(129,819)      $ (97,310)
                                                       =========       =========       =========       =========

Loss Per Share of Common Stock
Before Extraordinary Item                              $   (1.36)      $   (0.97)      $   (2.44)      $   (1.82)

Extraordinary Item Per Share of Common Stock           $      --       $   (0.50)      $      --       $   (0.50)

Basic and Diluted Loss Per Share of Common Stock       $   (1.36)      $   (1.47)      $   (2.44)      $   (2.32)

Weighted Average Number of Shares of Common Stock
  Outstanding                                             53,394          42,295          53,163          42,021

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                       ----------------
                                                                            June 30,
                                                                            --------
                                                                      1999            1998
                                                                   ---------       ---------
Net loss ....................................................      $(129,819)      $ (97,310)
Depreciation and amortization ...............................         80,083          21,124
Working capital change and other ............................        (29,892)        (32,019)
                                                                   ---------       ---------
  Net cash used in operations ...............................        (79,628)       (108,205)
                                                                   ---------       ---------

Acquisitions of subsidiaries ................................        (32,837)        (81,375)
Purchase of property and equipment ..........................        (89,375)        (37,098)
(Purchase of) proceeds from maturity of marketable securities        (23,399)         13,858
Proceeds from maturity of restricted securities .............         10,575          18,750
Other .......................................................            780             729
                                                                   ---------       ---------
  Net cash used in investing activities .....................       (134,256)        (85,136)
                                                                   ---------       ---------

Proceeds from the issuance of Notes .........................        169,748         499,045
Payment of offering costs ...................................           (256)         (5,647)
Retirement of 1996 Notes ....................................             --        (127,493)
Proceeds from short term debt ...............................         33,335           4,094
Payment of short term debt ..................................        (27,699)             --
Proceeds from issuance of Class A shares ....................          1,475             281
Other .......................................................         (7,907)         (1,709)
                                                                   ---------       ---------
  Net cash provided by financing activities .................        168,696         368,571
                                                                   ---------       ---------

(Decrease) increase in cash and cash equivalents ............        (45,188)        175,230
Effects of foreign currency on cash and cash equivalents ....         (1,931)           (511)
Cash and cash equivalents at beginning of period ............        367,823         144,894
                                                                   ---------       ---------

Cash and cash equivalents at end of period ..................      $ 320,704       $ 319,613
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ......................................      $  37,523       $  17,356
                                                                   =========       =========

SUPPLEMENTAL SCHEDULE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Class A Common Stock for stock of subsidiaries ..      $  34,611       $   8,712
                                                                   =========       =========
Assets acquired under capital lease obligations .............      $   3,934       $   4,703
                                                                   =========       =========
Exchange of Class A Common Stock for Distribution Rights ....      $      --       $  44,000
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

The components of total comprehensive loss for interim periods are presented in the following table:

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  1999           1998           1999            1998
                                                ---------      ---------      ---------       ---------
Net Loss .................................      $ (72,855)     $ (61,976)     $(129,819)      $ (97,310)
Other Comprehensive Income (Loss)

  Foreign currency translation adjustments          5,633         (4,173)        (1,619)         (6,983)
  Unrealized gain on securities ..........            349             --            341              --
                                                ---------      ---------      ---------       ---------
                                                    5,982         (4,173)        (1,278)         (6,983)
                                                ---------      ---------      ---------       ---------
Total Comprehensive Loss .................      $ (66,873)     $ (66,149)     $(131,097)      $(104,293)
                                                =========      =========      =========       =========

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

                                                  As of                As of
                                                 June 30,           December 31,
                                                   1999                 1998
                                                   ----                 ----
                                                         (unaudited)
                                                        (in thousands)

Current Assets .......................          $  716,445           $  686,727

Non-current Assets ...................          $  948,696           $  877,696

Current Liabilities ..................          $  434,809           $  411,667

Non-current Liabilities ..............          $1,660,719           $1,479,159

                                                      Six Months Ended
                                                           June 30,
                                                   1999                 1998
                                                   ----                 ----
                                                         (unaudited)
                                                        (in thousands)

Revenues .............................          $  624,042           $  242,909

Net Loss .............................          $  (97,142)          $  (86,802)

8. Subsequent Event

In February 1999, the Company announced that RSL COM Deutschland GmbH ("RSL Germany"), its German subsidiary, and Debitel Kommunikationstechnik GmbH & Co. KG ("Debitel"), Europe's largest mobile reseller company had agreed that Debitel will utilize the Company's fixed wired network for new telecommunications services that it will be promoting to German consumers. On August 13, 1999, the Company announced that, effective October 31,1999, it has agreed to terminate this agreement with Debitel. As part of the agreement Debitel will pay the Company $11.6 million for network services in addition to the $5.3 million already paid for services since the beginning of the year. As part of the termination agreement, Metro Holding AG ("Metro"), one of the founders of Debitel and a shareholder in the Company, has agreed to provide funding to promote certain RSL Germany products through Metro's sales and distribution channels.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RSL COMMUNICATIONS, LTD.


Date: September 8, 1999                 By     /s/ Joel S. Beckoff
      -----------------                 ----------------------------------------
                                        Name:  Joel S. Beckoff
                                        Title: Vice President - Controller
                                               and Chief Accounting Officer