Form 10-Q
period 1999-09-30
RSL COMMUNICATIONS LTD
filed 1999-11-15
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                 (441) 295-2832
                         (Registrant's telephone number)
                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of November 5, 1999, the registrant had 30,628,908 of its Class A common stock, par value $0.00457 per share, and 24,267,283 of its Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of
           September 30, 1999 (Unaudited) and December 31, 1998.............. 1

       Condensed Consolidated Statements of Operations for the
           Three Month and Nine Month Periods Ended September 30, 1999
           (Unaudited) and 1998 (Unaudited).................................. 2

       Condensed Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 1999 (Unaudited) and 1998 (Unaudited). 3

       Notes to Condensed Consolidated Financial Statements.................. 4

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................... 7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.......21

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................22

    Item 2.  Change in Securities and Use of Proceeds........................22

    Item 4.  Submission of Matters to a Vote of Security Holders.............22

    Item 5.  Other Information...............................................22

    Item 6.  Exhibits and Reports on Form 8-K................................23

Signatures...................................................................25

Exhibit Index................................................................26

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  As of         As of
                                                              September 30,  December 31,
                                                                  1999          1998
                                                              -----------    -----------
                                                              (unaudited)
Assets

Cash and Cash Equivalents                                      $   235,011    $   367,823
Accounts Receivable, Net                                           258,994        181,845
Marketable Securities - Available for Sale                         102,661         98,637
Prepaid Expenses and Other Current Assets                          110,844         77,772
                                                               -----------    -----------
Total Current Assets                                               707,510        726,077
                                                               -----------    -----------

Restricted Marketable Securities - Held to Maturity                     --         20,159
Marketable Securities - Available for Sale                          12,737         12,911
Property and Equipment                                             536,806        369,508
Less: Accumulated Depreciation                                    (106,262)       (45,785)
                                                               -----------    -----------
Property and Equipment, Net                                        430,544        323,723
Investment in Unconsolidated Subsidiaries                           16,277          8,446
Goodwill and Other Intangibles, Net                                618,915        589,517
Deposits and Other Assets                                           23,187         33,760
                                                               -----------    -----------

     Total Assets                                              $ 1,809,170    $ 1,714,593
                                                               ===========    ===========

Liabilities and Shareholders' Equity (Deficit)

Accounts Payable and Other Liabilities                         $   513,037    $   434,797
Short-term Debt                                                     23,289         36,130
                                                               -----------    -----------
Total Current Liabilities                                          536,326        470,927
                                                               -----------    -----------
Total Long-term Debt                                             1,276,785      1,089,375
Other Liabilities - Noncurrent                                      69,142         20,807
                                                               -----------    -----------
Total Liabilities                                                1,882,253      1,581,109
                                                               -----------    -----------

Shareholders' Capital                                              542,796        500,647
Accumulated Deficit                                               (615,879)      (367,163)
                                                               -----------    -----------
Total Shareholders' Equity (Deficit)                               (73,083)       133,484
                                                               -----------    -----------

     Total Liabilities and Shareholders' Equity (Deficit)      $ 1,809,170    $ 1,714,593
                                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
                      (in thousands, except loss per share)

                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                              1999           1998           1999           1998
                                                                          -----------    -----------    -----------    -----------
Revenues ................................................................ $   368,831    $   265,916    $ 1,076,812    $   564,118
Operating Costs and Expenses:
     Cost of Services (exclusive of depreciation and amortization shown
      separately below) .................................................     256,131        210,316        765,009        462,181
     Selling, General and Administrative Expenses .......................     112,573         67,677        323,470        147,494
     Non-cash Compensation Expense ......................................       2,676             --          5,602             --
     Special Charge .....................................................      30,143             --         30,143             --
     Depreciation and Amortization ......................................      46,032         22,158        126,115         43,282
                                                                          -----------    -----------    -----------    -----------
Total Operating Costs and Expenses ......................................     447,555        300,151      1,250,339        652,957
                                                                          -----------    -----------    -----------    -----------
Loss From Operations ....................................................     (78,724)       (34,235)      (173,527)       (88,839)
Interest Income .........................................................       5,408          2,405         16,502         13,239
Interest Expense ........................................................     (35,546)       (18,316)       (95,820)       (51,646)
Other Income - Net ......................................................         326            241            506            445
Foreign Exchange Transaction Gain (Loss) - Net ..........................      (3,468)        (8,913)        10,560        (10,621)
Minority Interest .......................................................      (4,791)         1,594         (3,969)         4,322
Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net .....................................      (1,184)        (1,625)        (1,560)        (1,625)
Income Tax Expense ......................................................        (918)           (92)        (1,408)          (726)
                                                                          -----------    -----------    -----------    -----------
Loss before extraordinary item ..........................................    (118,897)       (58,941)      (248,716)      (135,451)
Extraordinary item ......................................................          --             --             --        (20,800)
                                                                          -----------    -----------    -----------    -----------
Net Loss ................................................................ $  (118,897)   $   (58,941)   $  (248,716)   $  (156,251)
                                                                          ===========    ===========    ===========    ===========

Loss Per Share of Common Stock
  Before Extraordinary Item                                               $     (2.17)   $     (1.34)   $     (4.63)   $     (3.17)

Extraordinary Item Per Share of Common Stock                              $        --    $        --    $        --    $     (0.49)

Basic and Diluted  Net Loss Per Share of Common Stock                     $     (2.17)   $     (1.34)   $     (4.63)   $     (3.66)

Weighted Average Number of Shares of Common Stock
  Outstanding                                                                  54,702         44,124         53,676         42,740

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                       -------------
                                                                    1999           1998
                                                                    ----           ----
Net loss .....................................................  $  (248,716)   $  (156,251)
Depreciation and amortization ................................      126,115         43,282
Working capital change and other .............................       (1,215)        (3,398)
                                                                -----------    -----------
     Net cash used in operations .............................     (123,816)      (116,367)
                                                                -----------    -----------

Acquisitions of subsidiaries .................................      (38,209)      (271,162)
Purchase of property and equipment ...........................     (159,679)       (99,882)
Proceeds from maturity of marketable securities ..............        9,715         13,858
Proceeds from maturity of restricted securities ..............       21,150         18,750
Proceeds from sales of restricted securities .................           --         21,889
Other ........................................................          307          3,775
                                                                -----------    -----------
     Net cash used in investing activities ...................     (166,716)      (312,772)
                                                                -----------    -----------

Proceeds from the issuance of Notes ..........................      169,748        499,090
Payment of offering costs ....................................         (256)        (5,647)
Retirement of 1996 Notes .....................................           --       (127,493)
Proceeds from short term debt ................................       40,486          3,189
Payment of short term debt ...................................      (37,310)            --
Proceeds from issuance of Class A shares .....................        1,475            538
Principal payment under capital lease obligations ............      (14,970)        (2,666)
                                                                -----------    -----------
     Net cash provided by financing activities ...............      159,173        367,011
                                                                -----------    -----------

Decrease in cash and cash equivalents ........................     (131,359)       (62,128)
Effects of foreign currency on cash and cash equivalents .....       (1,453)          (570)
Cash and cash equivalents at beginning of period .............      367,823        144,894
                                                                -----------    -----------

Cash and cash equivalents at end of period ...................  $   235,011    $    82,196
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest .......................................  $    57,960    $    22,561
                                                                ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:

Exchange of Class A Common Stock for stock of subsidiaries ...  $    36,783    $     8,712
                                                                ===========    ===========
Assets acquired under capital lease obligations ..............  $    12,385    $     4,986
                                                                ===========    ===========
Exchange of Class A Common Stock for Distribution Rights .....  $        --    $    45,000
                                                                ===========    ===========

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

2.  CONSENT SOLICITATION

Pursuant to a Consent Solicitation Statement, dated September 13, 1999, the Company obtained the consent of nearly all of the holders of its outstanding debt and amended its indentures with respect to such debt (the "Consent Solicitation"). Such amendments permit the issuance and sale of capital stock of deltathree.com and the Company's Australian subsidiary in public or private transactions without restricting the Company's use of proceeds solely to investments in telecommunications assets and to employees, directors and consultants pursuant to customary equity compensation and incentive plans. In connection with the Consent Solicitation, the Company incurred $6.7 million of fees which have been recorded as a deferred charge in the consolidated balance sheet. Upon completion of the initial public offering of deltathree.com, the Company will record such fees as a reduction to additional paid-in capital.

3.  COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For RSL COM, such items consist of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive loss for interim periods are presented in the following table:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                   1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------
                                                                  (unaudited)
                                                                 (in thousands)
Net Loss ...................................... $(118,897)   $ (58,941)   $(248,716)   $(156,251)
Other Comprehensive Income (Loss)
     Foreign currency translation adjustments .       615          289       (1,002)      (6,694)
     Unrealized loss on securities ............      (523)          --         (182)          --
                                                ---------    ---------    ---------    ---------
                                                       92          289       (1,184)      (6,694)
                                                ---------    ---------    ---------    ---------
Total Comprehensive Loss ...................... $(118,805)   $ (58,652)   $(249,900)   $(162,945)
                                                =========    =========    =========    =========

4. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

5. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of September 30, 1999 and as of December 31, 1998. RSL PLC had no independent operations other than serving solely as a foreign holding company for the Company's North American and European operations. Notes issued by RSL PLC are fully and unconditionally guaranteed by RSL COM. RSL COM has not presented separate financial statements and other related disclosures concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the notes issued by RSL PLC. RSL COM's financial statements are, except for RSL COM's capitalization, deltathree.com operations, Asia/Pacific operations, Latin American operations, corporate overhead expenses and drawn credit facilities, identical to the financial statements of RSL PLC.

                                                     As of             As of
                                                  September 30,     December 31,
                                                      1999              1998
                                                   ----------       ------------
                                                            (unaudited)
                                                           (in thousands)
Current Assets ...........................         $  656,855        $  686,727

Non-current Assets .......................         $  934,706        $  877,696

Current Liabilities ......................         $  482,086        $  411,667

Non-current Liabilities ..................         $1,602,380        $1,479,159

                                                      Nine Months Ended
                                                         September 30,
                                                 1999                     1998
                                                 ----                     ----
                                                          (unaudited)
                                                         (in thousands)

Revenues .........................             $ 943,799              $ 473,482

Net Loss .........................             $(187,274)             $(138,506)

6. Subsequent Event

On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, deltathree.com, Inc. and one of the Company's U.S. subsidiaries in the United States District Court for the Southern District of New York. Aerotel alleges infringement of a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the use of the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The litigation was only recently filed and the Company is presently evaluating these claims. The Company believes that it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a global, facilities-based telecommunications company that provides leading edge product and service solutions, with an emphasis on international long distance voice services, primarily to small and medium-sized businesses in key markets around the world. The Company's services include international and national fixed and wireless, frame relay, ATM and other data services, pre and post-paid calling card, fax, Internet access, voice over Internet protocol, private line, unified messaging and other value-added telecommunications services. The Company currently has revenue generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Luxembourg, Mexico, The Netherlands, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. In 1997, approximately 70% of all international long distance telecommunications minutes originated in these markets. The Company also provides Internet telephony services through its subsidiary, deltathree.com and its network of Internet gateway servers located within key metropolitan areas in target countries.

Consolidated Results Of Operations For The Three Month And Nine Month Periods Ended September 30, 1999 Compared To The Three Month And Nine Month Periods Ended September 30, 1998

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

Revenues increased to $368.8 million for the three months ended September 30, 1999 compared to $265.9 million for the three months ended September 30, 1998, an increase of 39%. For the nine months ended September 30, 1999, revenues increased to $1,076.8 million or an increase of 91%, as compared to $564.1 million for the same period in 1998. This increase is due primarily to the growth, primarily from acquisitions, in the Company's North American and European operations.

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

Cost of services increased to $256.1 million for the three months ended September 30, 1999 from $210.3 million for the three months ended September 30, 1998, an increase of 22%. For the nine months of 1999, cost of services increased to $765.0 million as compared to $462.2 million for the nine months ended September 30, 1998, an increase of 66%. This increase is primarily due to a significant increase in traffic and, to a certain extent, increased rates paid to the Company's carrier vendors. As a percentage of revenues, cost of services decreased to 69.4% and 71.0%, respectively, for the third quarter and the nine months of 1999 as compared to 79.1% and 81.9%, respectively, for the three and nine month periods ended September 30, 1998. During the third quarter, the Company recorded a special charge of $32.1 million, $30.1 million of which was recorded in a separate line item and $2.0 million, representing the write-off primarily of certain prepaid card inventory, was recorded in cost of sales. Excluding this item, cost of sales as a percentage of revenues for the third quarter would have been 68.9%. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased utilization of the Company's facilities, increases in higher-volume commercial accounts and an increase in higher margin wireless subscribers. The decrease in costs of services as a percentage of revenues is also partially attributable to a reclassification, in the second quarter of 1999, by the Company's Australia subsidiary, of $4 million of customer acquisition costs from costs of services to selling, general and administrative expenses. Excluding the reclassification as well as the inventory write off in the third quarter, the Company's normalized cost of services as a percentage of revenues was 71.2% for the nine months period ended September 30, 1999.

Effect of Deregulation on Costs of Services (exclusive of depreciation and amortization)

The Company's cost structure varies from country to country and is significantly impacted by the extent of regulation in place in each country. In general, the Company's cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated. In countries that are not substantially deregulated, the Company's access to the local exchange network is through more expensive means (i.e., leased lines or dial-in access). This results in higher costs to the Company for carrying international traffic originating within one country and terminating in another country. In addition, local regulations in many countries restrict the Company from purchasing capacity on international cable and fiber systems. The Company must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Further deregulation in countries in which the Company operates is expected to better enable the Company to (i) interconnect its switches with the local exchange network and (ii) purchase its own international facilities. The Company believes that as a result of further deregulation, particularly in certain countries in which the Company operates, its cost structure will improve. Deregulation in a particular country is also expected to permit the Company to terminate international inbound traffic in such country which the Company expects will result in an improved cost structure for the Company as a whole.

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

Selling, general and administrative expense for the three months ended September 30, 1999 increased by $44.9 million, or 66%, to $112.6 million from $67.7 million for the three months ended September 30, 1998. For the nine month period ending September 30, 1999, selling, general and administrative expense increased by $176.0 million, or 119%, to $323.5 million from $147.5 million as compared to the same period in 1998. This increase is primarily attributable to start-ups costs in, and expansion of, the Company's European operations, the hiring of additional personnel in Europe and acquisitions in North America and Australia. In addition, in the second quarter of 1999, the Company recognized (i) $4.0 million of marketing, promotion and other expenses incurred by deltathree.com, the Company's wholly-owned internet telephony subsidiary, as it refocuses its operation on end users and (ii) $4.0 million of customer acquisition costs by RSL COM Australia that were reclassified from cost of sales.

Selling, general and administrative expense as a percentage of revenues increased to 30.5% and 30.0%, respectively, in the third quarter of 1999 and the first nine months of 1999 as compared to 25.5% and 26.1%, respectively, in the three and nine month periods ended September 30, 1998. The percentage increase is primarily the result of the inclusion of the results of Telegate AG ("Telegate"), a directory information provider in Germany, which the Company began consolidating at the end of 1998. As a directory information provider, Telegate's cost structure is quite different than the Company's other operations since its costs are predominantly labor-related with proportionately lower network costs. Excluding the impact of the reclassification of customer acquisition costs in the second quarter, selling, general and administrative expense as a percentage of revenues for the first nine months of 1999 would have been 29.7%.

Non-cash Compensation Expense

Non-cash compensation expense relates to variable stock incentive awards that were previously granted to employees in various RSL COM subsidiaries including deltathree.com. Non-cash compensation expense for the third quarter of 1999 and for the first nine months of 1999 were $2.7 million and $5.6 million, respectively. Upon completion of deltathree.com's planned initial public offering, RSL COM will be required to record additional non-cash compensation expense.

Special Charge

During the third quarter 1999, the Company recorded a special charge of approximately $32.1 million, primarily for consolidating locations, streamlining operations, discontinuing certain prepaid calling card plans and exiting the telemarketing business. These expenses appear in the accompanying third quarter 1999 and nine months ended September 1999 income statement as $30.1 million in the Special Charge line item and $2.0 million in the Cost of Services line item.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 108% to $46.0 million for the three months ended September 30, 1999 from $22.2 million for the three months ended September 30, 1998. For the first nine months of 1999, depreciation and amortization expense increased 191% to $126.1 million from $43.3 million in the same period in 1998. This increase is primarily attributable to the increased amortization of goodwill and other intangibles recorded as a result of the Company's acquisitions and higher depreciation due to increased capital expenditures. Depreciation expense is expected to increase in the future as the Company continues to expand and enhance its network.

Interest Income

Interest income increased to $5.4 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. On a year-to-date basis, interest income increased to $16.5 million from $13.2 million as compared to the same period in 1998. The increase is primarily as a result of interest earned on the remaining net proceeds from the notes issued during 1999.

Interest Expense

Interest expense increased to $35.5 million for the three months ended September 30, 1999 from $18.3 million for the three months ended September 30, 1998. On a year-to-date basis, interest expense increased to $95.8 million from $51.6 million as compared to the same period in 1998. The increase is primarily as a result of increased debt relating to the notes issued during 1998 and 1999.

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

The Company recorded a foreign currency translation adjustment of $5.4 million as a component of equity as of September 30, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

Foreign exchange transaction gain (loss) - net, were $(3.5) million and $10.6 million, for the three months and nine months ended September 30, 1999, respectively, as compared to $(8.9) million and $(10.6) million, for the three month and nine month periods ended September 30, 1998, respectively. The gains through the first half of 1999 compared to the loss in 1998 are primarily a result of the decline in the value of the Deutsche mark against the U.S. dollar associated with the Company's 1998 Deutsche mark denominated Senior Discount Notes in 1999 as opposed to the increase in the Deutsche mark against the U.S. dollar in 1998. In the third quarter of 1999, the Deutsche mark strengthened against the U.S. dollar contributing to the foreign exchange transaction loss during the period.

Loss in Equity Interest of Unconsolidated Subsidiaries - Net

The Company recorded a loss in equity interest of unconsolidated subsidiaries - net of $1.2 million and $1.6 million for the three months and nine months ended September 30, 1999, respectively, to reflect the Company's pro-rata allocable loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portugese international telecommunications carrier, MK Telecom Network Inc., a Canadian microwave telecommunications facilities company and Cetel, a Spanish international telecommunications carrier.

Net Loss

The net loss increased to $118.9 million for the three months ended September 30, 1999, as compared to the net loss of $58.9 million for the three months ended September 30, 1998. On a year-to-date basis, the net loss increased to $248.7 million as compared to a net loss of $156.3 million for the nine months ended September 30, 1998. The increase is due to the factors described above and in the following discussion of segment results. Also impacting the comparisons of the net loss between periods is a special charge and non-cash compensation expense of $32.1 million and $2.7 million recorded in the three months ended September 30, 1999, and an extraordinary item of $20.8 million recorded in the nine months ended September 30, 1998, representing the premium paid to retire approximately $127 million of the original $300 million of the Company's 1996 Notes.

Segment Information

North American Operations

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                        1999          1998         1999          1998
                                                     ---------     ---------     ---------     ---------
                                                                        (unaudited)
                                                 (in thousands, except percentage of consolidated revenues)
Revenues .........................................   $ 132,799     $ 145,851     $ 426,428     $ 304,809
Percentage of consolidated revenues ..............          36%           55%           40%           54%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
        amortization shown separately below) .....     105,033       117,316       343,223       252,784
   Selling, general and administrative expenses ..      26,574        25,863        85,318        50,030
   Depreciation and amortization .................      11,113         4,019        33,705         7,873
                                                     ---------     ---------     ---------     ---------
                                                       142,720       147,198       462,246       310,687
                                                     ---------     ---------     ---------     ---------
Loss from operations .............................   $  (9,921)    $  (1,347)    $ (35,818)    $  (5,878)
                                                     =========     =========     =========     =========

The Company's North American revenues result primarily from the sale of long distance voice services on a retail basis to commercial customers, on a bulk discount basis to distributors of prepaid calling cards, and on a wholesale basis to other carriers. The Company also generates revenues from data, Internet and other value-added services in North America. The Company experiences significant month to month changes in revenues generated by its carrier customers (i.e. customers who acquire the Company's services for the purpose of reselling such services on a wholesale basis to other carriers or on a retail basis to end users). The Company believes such carrier customers will react to temporary price fluctuations and spot market availability that will impact the Company's carrier revenues. Over the past two years, the Company has shifted its marketing focus in the United States to, and continues to focus on, small and medium-sized businesses and has restructured its pricing of wholesale services to other carriers.

Revenue from the Company's North American operations decreased to $132.8 million for the three months ended September 30, 1999 compared to $145.9 for the same period in 1998, a 9% decrease as a result of the Company's discontinuance of certain unprofitable prepaid card and telemarketing businesses. On a year-to-date basis, revenue from the Company's North American operations increased to $426.4 million as compared to $304.8 million for the same period in 1998, a 40% increase. In July 1998, the Company acquired Westinghouse Communications which provides voice telephony and data services in the United States, and Westel Communications Ltd. which provides long distance and enhanced telecommunications services in Canada. These acquisitions contributed $3.8 million and $81.3 million increase in revenues in the third quarter and first nine months of 1999, respectively. The increase in the Company's North American revenues for the first nine months of 1999 compared to the same period in 1998 was also due to an increase in the Company's corporate customers and prepaid calling card usage.

North American revenues as a percentage of consolidated revenues decreased from 55% and 54% in the third quarter of 1998 and the first nine months of 1998 to 36% and 40% in the third quarter and first nine months of 1999, respectively. This decline is a result of the Company's effort to reduce its dependence on the very competitive North American operations and in particular its low margin wholesale markets and focuses additional efforts on expanding its more profitable European operations.

Cost of services decreased 10% to $105.0 million in the third quarter of 1999 from $117.3 million in the third quarter of 1998. On a year-to-date basis, cost of services increased 36% to $343.2 million from $252.8 million over the same period in 1998. The increase is primarily a result of acquisitions and higher revenues. Costs of services as a percentage of revenues in the third quarter and first nine months of 1999 was 79% and 80%, respectively, an improvement from the 80% and 83% as compared to the same periods of time in the third quarter and first nine months of 1998, respectively, as a result of the focus to more profitable customer segments.

Selling, general and administrative expense in the third quarter of 1999 increased to $26.6 million from $25.9 million in the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expense increased to $85.3 million from $50.0 million as compared to the same period in 1998. Selling, general and administrative expenses as a percentage of revenues, increased to 20% in the third quarter of 1999 as compared to 18% recorded in the third quarter of 1998. On a year-to-date basis, selling, general and administrative expenses as a percentage of revenues, increased to 20% as compared to 16% recorded in the first nine months of 1998. The increase is primarily a result of costs incurred to acquire new customers and enhance customer services.

Depreciation and amortization in the third quarter of 1999 increased to $11.1 million from $4.0 million recorded in the third quarter of 1998. For the first nine months of 1999, depreciation and amortization increased to $33.7 million from $7.9 million as compared to the first nine months of 1998. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions made since the third quarter of 1998. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Loss from operations in North America increased from $1.3 million in the third quarter of 1998 to $9.9 million in the third quarter of 1999. Loss from operations in North America increased from $5.9 million for the first nine months in 1998 to $35.8 million in the first nine months of 1999. The increase is primarily due to higher selling, general and administrative expenses as well as higher amortization of intangible assets recorded in connection with the acquisitions made.

European Operations

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                       1999            1998         1999             1998
                                                       ----            ----         ----             ----
                                                                        (unaudited)
                                                 (in thousands, except percentage of consolidated revenues)
Revenues .........................................   $ 186,958     $  84,721     $ 517,371     $ 168,672
Percentage of consolidated revenues ..............          51%           32%           48%           30%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
        amortization shown separately below) .....     116,251        66,287       329,188       136,779
      Selling, general and administrative expenses      62,999        26,117       172,413        64,118
      Depreciation and amortization ..............      17,110         6,067        44,581        14,298
                                                     ---------     ---------     ---------     ---------
                                                       196,360        98,471       546,182       215,195
                                                     ---------     ---------     ---------     ---------
Loss from operations .............................   $  (9,402)    $ (13,750)    $ (28,811)    $ (46,523)
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

The Company operates in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit the Company's ability to offer a broader array of products and services and limit the availability of those services to customers. The Company anticipates that deregulation will have a favorable impact on revenues because (i) customers will be able to access the Company's services more easily and (ii) the Company will have the ability to provide a broader array of products and services. The Company believes that, with established or start-up operations in 14 European countries, it will be well positioned to benefit from the anticipated continued deregulation of European markets. It is anticipated that most European countries will further deregulate various aspects of the telecommunications industry through 2000.

Revenue from the Company's European operations increased by 121% to $187.0 million for the three months ended September 30, 1999 compared to $84.7 million for the same period in 1998. For the first nine months of 1999, revenue from the Company's European operations increased by 207% to $517.4 million as compared to $168.7 million for the same period in 1998. During 1998, the Company made several acquisitions in Europe, including Motorola Tel.Co, a reseller of wireless services in the U.K. and Germany, and a majority interest in Telegate Holding, the parent holding company of Telegate. The Company's European acquisitions during 1998 contributed $66.5 million and $253.5 million of revenue in the third quarter and first nine months of 1999, respectively. The increase in the Company's European revenues was also attributable to a substantial increase in the number of carrier and corporate customers.

In February 1999, the Company announced that RSL Germany, its German subsidiary, and Debitel had agreed that Debitel will utilize the Company's fixed wire network for new telecommunications services that it will be promoting to German consumers. Through July 1999, the utilization of the Company's network by Debitel had been below expectation. Under the terms of the agreement, the Company has been recognizing Debitel's minimum commitments for usage of its network and, accordingly, for the third quarter and first nine months of 1999, the Company has recognized $5.2 million and $15.6 million, respectively. On August 13, 1999, the Company announced that it has agreed to terminate this agreement with Debitel effective October 31, 1999. As part of the agreement Debitel paid the Company $11.6 million for network services in addition to the $5.3 million already paid for services since the beginning of the year.

European revenues as a percentage of consolidated revenues increased from 32% and 30%, in the third quarter and first nine months of 1998, to 51% and 48% in the third quarter and first nine months of 1999, respectively. Europe currently represents the Company's largest market segment surpassing the North American operations.

Cost of services increased 75% to $116.3 million in the third quarter of 1999 from $66.3 million in the third quarter of 1998. On a year-to-date basis, cost of services increased 141% to $329.2 million from $136.8 million over the same period in 1998. Costs of services as a percentage of revenues in the third quarter of 1999 was 62% reflecting a 21% decrease compared to the 78% recorded in the third quarter of 1998. For the first nine months of 1999, costs of services as a percentage of revenues was 64% reflecting a 22% decrease from the 81% recorded in the same period of 1998. The decrease in the cost of services as a percentage of revenue is primarily attributable to the Company's ability to carry more traffic on its own network which is less expensive than leasing capacity from other carriers. The improved profitability is also due to the continued deregulation of several European markets, allowing the Company to compete in such markets on more favorable terms.

Selling, general and administrative expense in the third quarter of 1999 increased to $63.0 million from $26.1 million in the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expense increased to $172.4 million from $64.1 million as compared to the same period in 1998. Selling, general and administrative expenses as a percentage of revenue in the third quarter of 1999 was 34%, as compared to 31% in the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expenses as a percentage of revenue decreased to 33% from 38% for the same period in 1998. These reductions were primarily attributable to lower start-up costs in countries in which operations had already been established in the past year.

Depreciation and amortization in the third quarter of 1999 increased to $17.1 million from $6.1 million recorded in the third quarter of 1998. For the first nine months of 1999, depreciation and amortization increased to $44.6 million from $14.3 million as compared to the same period in 1998. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions made since the second quarter of 1998. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Net loss from European operations in the third quarter of 1999 declined to $9.4 million from $13.8 million recorded in the third quarter of 1998. On a year-to-date basis, net loss from European operations declined to $28.8 million as compared to $46.5 million in the same period in 1998. The improvement reflects the substantially higher revenue partially offset by higher costs and increased amortization of intangible assets acquired.

Asia/Pacific and Other Operations

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                       1999            1998         1999           1998
                                                       ----            ----         ----           ----
                                                                        (unaudited)
                                                 (in thousands, except percentage of consolidated revenues)
Revenues .........................................   $  49,074     $  35,344     $ 133,013     $  90,637
Percentage of consolidated revenues ..............          13%           13%           12%           16%
Operating costs and expenses:
   Cost of services (exclusive of depreciation and
        amortization shown separately below) .....      32,890        26,713        90,641        72,617
   Selling, general and administrative expenses ..      18,703        12,260        54,473        25,994
   Depreciation and amortization .................       8,190         2,578        21,373         4,901
                                                     ---------     ---------     ---------     ---------
                                                        59,783        41,551       166,487       103,512
                                                     ---------     ---------     ---------     ---------
Loss from operations .............................   $ (10,709)    $  (6,207)    $ (33,474)    $ (12,875)
                                                     =========     =========     =========     =========

Asia/Pacific and Other operations are comprised primarily of domestic and international long distance and wireless services operations in Australia. This segment also includes relatively small start-up operations in deltathree.com and Venezuela, Mexico and Japan. In May 1999, the Company announced a plan to offer up to approximately 20% of the common shares of deltathree.com in an initial public offering. In September 1999, deltathree.com filed a registration statement with the Securities and Exchange Commission. Amendments to such registration statement were filed in October and November 1999. The Company is also considering strategic financing alternatives, including an initial public offering, for its operations in Australia.

Revenues from the Company's Asia/Pacific and Other operations increased 39% to $49.1 million for the three months ended September 30, 1999 compared to $35.3 million for the same period in 1998. For the first nine months of 1999, revenues from the Company's Asia/Pacific and Other operations increased 47% to $133.0 million from $90.6 million as compared to the same period in 1998. In March 1998, the Company acquired the customer base of two mobile resellers; First Direct Communications, Pty. Limited and Link Telecommunication, Pty. Ltd. In July 1998, the Company initiated operations in Japan. These new operations contributed $13.0 million of additional revenues in the first half of 1999.

Revenues from the Company's Asia/Pacific and Other operations as a percentage of consolidated revenues declined to 13% and 12%, respectively, in the third quarter and first nine months of 1999 from 13% and 16% in the third quarter and first nine months of 1998, respectively. The decline is primarily as a result of the Company's acquisition of significant businesses in Europe and North America over the past year.

Cost of services in the third quarter of 1999 increased to $32.9 million from $26.7 million recorded in the third quarter of 1998 as a result of the higher revenues. For the first nine months of 1999, cost of services increased to $90.6 million from $72.6 million as compared to the same period in 1998. Cost of services as a percentage of revenues in the third quarter and first nine months of 1999 declined to 67% and 68% from 76% and 80% as compared to the same period in 1998, respectively. The decrease in costs of services is also partially attributable to a reclassification in the second quarter of 1999 by the Company's Australia subsidiary of $4 million of customer acquisition costs from costs of services to selling, general and administrative expenses. Excluding the reclassification, cost of services as a percentage of revenues was 71% in the first nine months of 1999.

Selling, general and administrative expense in the third quarter of 1999 increased to $18.7 million from $12.3 million in the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expense increased to $54.5 million from $26.0 million as compared to the same period in 1998. These increases were primarily due to the costs to acquire and retain wireless customers. Selling, general and administrative expenses as a percent of revenues in the third quarter and first nine months of 1999 increased to 38% and 35% from 35% and 29% as compared to the same periods in 1998, respectively. The increases are a result of the initial start-up costs incurred in Latin America and up-front costs incurred to acquire wireless customers. In addition, in the second quarter of 1999, $4 million of marketing, promotion and other expenses were incurred by deltathree.com, as it refocuses its operation on end users.

Depreciation and amortization in the third quarter of 1999 increased to $8.2 million from $2.6 million. For the first nine months of 1999, depreciation and amortization increased to $21.4 million from $4.9 million as compared to the same period in 1998, primarily as a result of the amortization of intangibles recorded in connection with the 1998 acquisitions.

The loss from the Asia/Pacific and Other operations for the third quarter of 1999 increased to $10.7 million from $6.2 million recorded in the third quarter of 1998. On a year-to-date basis, the loss from the Asia/Pacific and Other operations increased to $33.5 million from $12.9 million as compared to the same period in 1998. The increased operating losses are primarily due to the start-up costs incurred in the Company's Latin America operation and higher amortization of intangibles.

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

Cash used in operating activities for the nine months ended September 30, 1999 totaled $123.8 million compared with $116.4 million for the same period in 1998 reflecting the use of cash to fund operating losses and working capital requirements. Capital expenditures, which include assets acquired under capital lease obligation, for the nine months ended September 30, 1999 were $172.1 million compared with $104.9 million for the comparable period in 1998. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. The Company intends to continue to expand and develop the Company's infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU and interests in inter-city fiber routes in certain key markets and installing additional national and international telephone gateway switches. The Company expects to invest in the aggregate approximately $250 million in 1999 to expand and enhance its telecommunications network. Cash expended for acquisitions were $38.2 million during the nine months ended September 30, 1999 primarily reflecting payments for properties acquired at the end of 1998 as well as the acquisition of an equity interest in Cetel in Spain for $9.6 million in the second quarter, compared with $271.2 million for the nine months ended September 30, 1998. At September 30, 1999, the Company had $171.2 million of working capital as compared to $255.2 million of working capital at December 31, 1998.

The Company's indebtedness was approximately $1.2 billion at September 30, 1999, substantially all of which represented long-term debt. Nearly all of the Company's indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by RSL COM.

The Company through RSL PLC has various Senior Notes and Senior Discount Notes which are due from 2006 through 2009 (the "Notes"), totaling $1.18 billion, net, as of September 30, 1999. The Notes were issued under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

Under the terms of the Notes, the Company was required to offer to exchange each of the Notes for substantially identical notes registered under the Securities Act of 1933. As of September 30, 1999, the Company had successfully completed all such exchange offers to date, except for the exchange offer relating to the Notes issued in May 1999.

In connection with the issuance of the 1996 Notes, RSL PLC was required to purchase and maintain restricted marketable securities, which are held by the indenture trustee for the 1996 Notes, in order to secure the payment of the first six scheduled interest payments on the 1996 Notes. The Company had fulfilled the above requirement and paid the sixth interest payment on September 15, 1999.

Pursuant to the Consent Solicitation, the Company obtained the consent of nearly all of the holders of its outstanding debt and amended its indentures with respect to such debt. Such amendments were to permit the issuance and sale of capital stock of deltathree.com and the Company's Australian subsidiary in public or private transactions without restricting the use of proceeds solely to investments in telecommunications assets and to employees, directors and consultants pursuant to customary equity compensation and incentive plans. In connection with this Consent Solicitation, total fees were approximately $6.7 million.

The Company, through LDM Systems, Inc., a subsidiary of the Company, has a $10.0 million revolving credit facility. There was $500,000 utilized under this facility at September 30, 1999. This facility is payable in full on September 30, 2000 and accrues interest at prime rate plus 2.5% per annum (10.25% at September 30, 1999).

The Company, through Telegate Holding, has a $5.1 million revolving credit facility, all of which was available at September 30, 1999. This facility is payable in annual payments through December 31, 2002 and accrues interest at a variable interest rate not to exceed 5.5% per annum (3.3% at September 30, 1999). Telegate had $11.4 million of overdraft credit facilities with various banks that accrue interest at a rate of 6.0% to 6.5%. There was $0.3 million utilized under these facilities at September 30, 1999. Telegate also had two loans that accrue interest at a rate of 6% from a related party and from a shareholder of $3.4 million and $4.6 million, respectively, as of September 30, 1999. These loans are payable in four semiannual installments beginning June 30, 2001.

The Company, through RSL COM Canada, has a $6.8 million revolving credit facility that accrues interest at 7.4% per annum, all of which was available at September 30, 1999.

One of the Company's primary equipment vendors has provided to certain of the Company's subsidiaries $75.0 million in vendor financing commitments to fund the purchase of additional switching and related telecommunications capital equipment. At September 30, 1999, all available amounts were utilized under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

The limitation under the Company's most restrictive covenants will likely prohibit the Company from incurring any significant amount of additional indebtedness to fund net losses unless the Company completes an equity offering or generates significant positive cash flow from operations. The Company believes that the remaining net proceeds from the issuance of the outstanding notes and the 1998 equity offering, together with availability under its revolving credit facilities, vendor financing facility and short-term lines of credit and overdraft facilities from local banks, will be sufficient to fund its capital expenditures and operations through at least the first half of 2000. However, the Company may be required to raise additional capital regardless of market conditions, if the Company's plans or assumptions change or prove to be inaccurate, if the Company identifies additional required or desirable infrastructure investments or acquisitions, if the Company experiences unanticipated costs or competitive pressures or if the net proceeds from the issuance of its debt and equity securities, together with other sources of liquidity otherwise prove to be insufficient. Regardless, the Company plans to raise additional capital in 1999 or in the beginning of 2000 to ensure that adequate funding is available for capital expenditures and operations for the year 2000 and beyond.

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

The Company is implementing a comprehensive program of analysis of and/or changes to its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company, (ii) assessing and prioritizing any required remediation, (iii) remediating any problems by repairing, or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. All critical components, which include network switching, billing and financial systems, have been substantially completed, including two required upgrades of L.M. Ericsson A.B. ("Ericsson") switches in France, which were completed in October 1999. Non-critical components, which include administrative support systems, are scheduled to be completed by November 30, 1999. The Company will engage in continued operational verification and testing through the end of the year.

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

The Company has completed numerous acquisitions during recent periods, and is in the process of integrating the systems of the acquired businesses into the Company's operations. Those systems are included in the Company's Year 2000 review and remediation project. During the process of evaluating businesses for potential acquisition, and after any such acquisition, the Company will evaluate the extent of the Year 2000 problems associated with such acquisitions and the cost and timing of the remediation. No assurance can be given, however, that the systems of any acquired business will be Year 2000 compliant when acquired or will be capable of timely remediation. In August 1998, the Company acquired Motorola Tel.co, in the United Kingdom and Germany from Motorola Inc. The acquired assets are expected to be Year 2000 compliant by November 30, 1999.

The Company expects to continue testing its systems for Year 2000 compliance during the rest of 1999 as a result of upgrades and other changes to our system and further expects that all of its computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective contingency plans will be developed or implemented. A failure of the Company's computer systems or the failure of the Company's vendors or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations. Through October 31, 1999 the Company has spent approximately $6.5 million on the Year 2000 program. The Company expects that it will cost approximately an additional $3.5 million, to be paid through the first quarter of 2000, to complete its Year 2000 project. These amounts will be financed through working capital. The Company expenses costs associated with software modification when they are incurred.

With the substantial completion of the Company's Year 2000 assessment and remediations, contingency planning, which primarily consists of ongoing monitoring of successful remediations and remediations of dependent partners, is in progress. Even if the Company's assessment is completed without identifying any additional material non-compliant systems operated by, or under the control of, the Company, or of third parties, the most likely worst case scenario would be a systems failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature, in addition to potential claims against the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not entered into any financial instruments for trading or hedging purposes.

The Company is exposed to fluctuations in foreign currencies relative to the U.S. dollar, as its revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. The Company recorded a foreign currency translation adjustment of $5.4 million as a component of equity as of September 30, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. For the nine month period ended September 30, 1999, the Company had recorded a foreign currency transaction gain of approximately $10.6 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the DM296 million 10% Senior Discount Notes issued during 1998.

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

The Company's carrying value of cash and cash equivalents, accounts receivable, accounts payable, marketable securities available for sale, restricted marketable securities - held to maturity, accrued expenses and notes payable is a reasonable approximation of their fair value.

At September 30, 1999, the fair value of the Company's long-term debt was estimated to be $1.08 billion based on the overall weighted average rate of the Company's long-term debt of 10.7% and an overall weighted average maturity of
8.6 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 107 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $97.9 million decrease in fair value of the Company's long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, deltathree.com, Inc. and one of the Company's U.S. subsidiaries in the United States District Court for the Southern District of New York. Aerotel alleges infringement of a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the use of the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The litigation was only recently filed and the Company is presently evaluating these claims. The Company believes that it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

In addition, the Company is, from time to time, a party to other litigation that arises in the normal course of business. The Company is not presently a party to any other litigation that it believes would reasonably be expected to have a material adverse effect on its business or results of operations.

Item 2. Change in Securities and Use of Proceeds

Reference is made to Item 4 "Submission of Matters to a Vote of Security Holders" for a description of consents obtained from the holders of the Company's outstanding debt and the modification of the indentures governing such debt.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a Consent Solicitation Statement, dated September 13, 1999, the Company obtained the consent of nearly all of the holders of its outstanding debt and amended its indentures with respect to such debt. Such amendments were to permit the issuance and sale of capital stock stock of deltathree.com and the Company's Australian subsidiary in public or private transactions without restricting use of proceeds solely to investments in telecommunications assets and to employees, directors and consultants pursuant to customary equity compensation and incentive plans.

Item 5. Other Information

Forward-Looking Statements

Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond the Company's control, including, but not limited to changing market conditions, competitive and regulatory matters (such as timing and extent of deregulation of telecommunications market, the size and financial resources of competitors, etc.), the integration of acquisitions and new operations, substantial capital requirements, pricing pressures, the availability of transmission facilities, reliance on sophisticated information systems, devaluation and currency risks, general economic conditions in the markets in which the Company operates, risks associated with Year 2000 readiness, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission and, accordingly, there can be no assurance with regard to such statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).
10.1 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior Notes due 2009 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.2 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.3 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.4 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4% Senior Notes due 2006 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.5 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.6 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.7 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and

      RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
27.1  Financial Data Schedule (filed herewith).

      (b) Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RSL COMMUNICATIONS, LTD.


Date:  November 15, 1999            By     /s/ Joel S. Beckoff
                                      ---------------------------------
                                    Name:  Joel S. Beckoff
                                    Title: Vice President - Controller
                                           and Chief Accounting Officer

Exhibit Index

3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).
10.1 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior Notes due 2009 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.2 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.3 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.4 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4% Senior Notes due 2006 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.5 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.6 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
10.7 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-90039)).
27.1  Financial Data Schedule (filed herewith).