Form 10-K
period 1999-12-31
RSL COMMUNICATIONS LTD
filed 2000-03-30
CIK 1036297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (Mark One)

       |X| Annual report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 1999

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the transition period
                from ____________________ to ___________________

                         Commission file number 0-23139

                            RSL COMMUNICATIONS, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Bermuda                              4813                            N/A
           -------                              ----                            ---
(State or Other Jurisdiction of   (Primary Standard Industrial     (I.R.S. Employer Identification Number)
 Incorporation or Organization)    Classification Code Number)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 23, 2000, 31,387,850 Class A Common Shares of the registrant were outstanding and 24,267,283 Class B Common Shares of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $655.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Location in Form 10-K in Which
           Document                           Document is Incorporated
           --------                           ------------------------

   Registrant's 2000 Proxy Statement                   PART III
   to be filed with the Commission
   no later than April 30, 2000

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                     PART I


ITEM 1. BUSINESS

Company Overview

     We are a rapidly growing facilities-based communications company that provides a broad range of voice, data/Internet and value-added product and service solutions primarily to small and medium-sized businesses and residential customers in selected markets around the globe. We have built a local presence in each of the 22 countries in which we currently operate, establishing strong local management, a direct sales force and other marketing and distribution channels that have enabled us to rapidly grow our customer base to over 1,000,000 customers as of December 31, 1999. We are continuing to build our broadband global network (RSL-NET) designed to provide high quality voice, data and Internet services while reducing our operating costs. As of December 31, 1999, our network included over 108,000 fiber-kilometers of terrestrial and under-sea fiber optic cable that we own or lease on a long-term basis, and 51 national and international switches. We expect to have approximately 180,000 fiber-kilometers in operation by year-end 2000, based on existing commitments and transactions under negotiation. Through our subsidiary, deltathree.com, we also own and operate a privately-managed Internet Protocol (IP) telephony network with 46 points of presence in 29 countries around the world.

     We currently have operations in:

  o  Australia    o  France       o  Mexico            o  Switzerland
  o  Austria      o  Germany      o  The Netherlands   o  U.K.
  o  Belgium      o  Hong Kong    o  New Zealand       o  U.S.
  o  Canada       o  Italy        o  Portugal          o  Venezuela
  o  Denmark      o  Japan        o  Spain
  o  Finland      o  Luxembourg   o  Sweden

     Over our network, we currently offer, or are in the process of launching, in selected markets a variety of voice, data/Internet and value-added services, including:

         Voice                     Data/Internet          Value-added
         -----                     -------------          -----------

  o  international long distance   o  Internet services   o conference calling
  o  national long distance        o  voice-over Internet o  unified messaging
  o  wireless                         Protocol            o  voice-mail
  o  private line                  o  Integrated Services o  video conferencing
  o  pre-paid/post-paid calling       Digital Network
     card                             (ISDN)
  o  toll-free dialing             o  Digital Subscriber
                                      Line (DSL)
                                   o  X.25 (Packet Data) Services
                                   o  frame-relay
                                   o  Asynchronous Transfer Mode (ATM)
                                   o  remote access data services

     According to International Telecommunication Union (ITU), the market for international long distance switched telecommunications as a whole generated an estimated $56 billion in revenue and 90 billion minutes in 1998. According to International Data Corporation, due to the rapid growth of the Internet and the growing importance of electronic communications and commerce, the market for data products and services around the world generated approximately $6.3 billion in revenue in 1998, and is projected to grow at an annual rate of 27.3% over the next five years. We plan to capitalize on this growth in our target markets.

     We were originally formed to capitalize on the growth, deregulation and profitability of the international long distance telecommunications market. We established an early presence by entering selected markets around the world ahead of full deregulation and aggressively acquiring licenses, interconnection agreements, retaining key management and know-how of acquired businesses and infrastructure in each of those markets. We have since expanded our offerings to include wireless services in selected countries and a broad array of data communications products and services.

Our Global Operations

     We conduct operations in four principal regions: Europe, North America, Asia/Pacific Rim and Latin America. To date, we have derived revenues primarily from our European and North American operations. We have implemented a different strategy for each region, driven in part by the pace of local deregulation. Since inception we have experienced strong year-over-year growth in revenues, customers and minutes of use in each of these regions. We believe that our decentralized structure has better enabled us to apply the appropriate management focus, marketing strategies and financial resources necessary to develop our business in each of our targeted markets.

     Europe. We are licensed operators in 14 major European countries and have interconnected our network in each of these countries (other than Luxembourg) directly with the local exchange carriers. In many of these countries, we were one of the first competitive operators to receive a license following local market deregulation. We believe this has provided us with a competitive advantage over other new entrants in these markets.

     North America. We began operating in the U.S. in 1995 and have recently expanded our network to cover various regions of Canada and Mexico, the two largest country destinations for U.S. originated traffic. We believe our experience in providing sophisticated data products in the U.S. will facilitate our introduction of these products in our other markets.

     Asia/Pacific Rim. Our local operations in the Asia/Pacific Rim region are primarily in Australia, the most deregulated market in such region. We also have start-up operations in Japan and Hong Kong.

     Latin America. We have established a local presence in Mexico, Venezuela and Brazil in anticipation of deregulation in these markets. In Mexico, together with our joint venture partner, we own switches and fiber cable covering 14 cities.

     In addition, through our subsidiary deltathree.com, we are a global provider of IP telephony services, which includes the transmission of IP-based voice and data traffic for other carriers and the provision of enhanced Web-based communications services to individuals and businesses.

Industry Overview

     Growing demand for international long distance services

     According to industry sources, international long distance switched telecommunications traffic worldwide increased from 28 billion minutes in 1989 to 90 billion minutes in 1998 and is projected to reach between approximately
128.7 and 158.6 billion minutes by the year 2001. The international telecommunications industry is changing rapidly, due to:

         o  deregulation
         o  privatization of government-owned telephone monopolies
         o technological improvements, including increased capacity and improved quality
         o  expansion of telecommunicatons infrastructure
         o  globalization of the world's economies
         o  free trade
         o increased use and reliance on the Internet and e-commerce

These factors have resulted in increased competition and demand for telecommunications services worldwide.

Deregulation and privatization of telecommunications services and the onset of competition have also resulted in an increase in the number of voice-based services offered. These services include global voicemail, faxmail, itemized and multicurrency billing and the ability to allow customers to pay for long distance calls made from any telephone using a single account, such as calling cards. Deregulation and privatization of telecommunications services and the onset of competition have also resulted in lower prices to customers. All of these factors have contributed to an increase in the volume of both inbound and outbound call traffic. Despite falling prices, the overall market for providers of international long distance traffic has been growing.

Growing demand for data communications services

     Data communications is the fastest growing segment of the telecommunications industry. Businesses and consumers are increasing rapidly their use of data-intensive applications such as intranets, extranets, virtual private networks, telecommuting, remote office applications, Internet access, IP telephony, unified messaging and e-mail. The emergence and wide acceptance of the Internet has fundamentally changed how millions of people worldwide share information, communicate and conduct business. International Data Corporation estimates that the number of Internet users in the United States will increase from approximately 63 million in 1998 to approximately 177 million by the end of 2003. The number of worldwide Internet users reached nearly 140 million in 1998 and is growing rapidly. The growth in Internet usage is driving an increase in demand for data communication services. Forrester Research projects that the total market for data networking services and Internet access will grow from $6.2 billion in 1997 to approximately $49.7 billion by 2002. While the growth of the Internet is being driven by a number of factors, the ease of use, speed and reliability of the Internet along with the improvements in network security, infrastructure and bandwidth are at the forefront.

     We believe that a significant portion of the growth in data communications will be generated by small and medium-sized businesses. We believe that data communications, including an increased use of the Internet, allow these businesses to compete more effectively by streamlining communications among employees, customers and suppliers. In addition, we believe that people using computers from their homes to connect to corporate networks for business or to the Internet for personal purposes will add significant demand for data applications.

Our Strategy

     To capitalize on the strong growth in demand for communications services and the opportunity arising from global telecom deregulation, we are pursuing the following strategies:

Focus on delivering innovative, competitively priced, integrated communications solutions

     We currently provide our customers in selected markets with a broad array of voice, data and Internet communications services. The provision of traditional long distance and international voice service allows us to capitalize on the strong growth in global cross-border communications traffic by businesses and individuals. Through the addition of data, Internet and value-added services to our traditional voice-oriented product offerings in our markets, we believe we will be better positioned to capture the bulk of the communications expenditures of our customer base. We also plan to introduce direct connect and local access in selected country operations. We believe that our experience in providing sophisticated data products in the U.S. will facilitate our introduction of these products into our other markets. To expedite this process, we are considering various strategies, including acquisitions and entering into arrangements with existing DSL providers. We believe that our advanced current and planned product and service offerings (such as frame-relay, ATM, DSL, Internet access and Web hosting) will capture the high growth and margin expansion opportunities created by the increasing demand for broadband data communication services.

Continue to build our global voice and data network

     We currently operate a network of 51 national and international switching facilities which we interconnect using a combination of owned and leased terrestrial and submarine broadband, fiber optic lines. Our network includes an aggregate of 108,000 fiber-kilometers. We expect to have approximately 180,000 fiber-kilometers in operation by year-end 2000, based on existing commitments and transactions currently under negotiation. In each of the local markets in which we operate, we connect to local and municipal networks using local leased capacity or interconnect agreements. As our on-net switched traffic continues to grow, we are rapidly replacing short-term leased transport facilities with RSL-owned fiber optic lines in and between the markets in which we operate. Due to the current abundance of available fiber in the U.S. and Europe, we believe that we have an opportunity to invest in building our network while incurring declining incremental costs. In particular, we are in the process of expanding our European international fiber infrastructure and have contracted for broadband fiber capacity that interconnects many of our major markets in Europe, which we expect will be operational by year-end 2000 or early 2001.

Develop strong sales and marketing channels targeted at small and medium-sized businesses and high volume residential customers

     We focus on offering our products and services to small and medium-sized businesses that we believe have traditionally been underserved by major telecommunications carriers and incumbent telecommunications operators. To best target, sell and service this customer base, we have built a decentralized direct sales force who focus on offering our customers complete voice and data communications solutions. We provide our services to other segments of our customer base, such as residential, wireless and other business customers through a variety of cost-effective marketing and sales channels, such as independent agents, distributors, resellers and telemarketing organizations. We will continue to invest in building our direct and indirect marketing and sales channels to increase our market share, sales per customer and gross margins. We believe that the combination of these sales channels provides us with the most cost-effective means of rapidly growing our business across its different segments.

Deliver superior customer service

     We strive to provide personalized customer service and believe that the quality of our customer service is one of our competitive advantages. Our business customers are covered actively by account and service representatives who seek to identify, prevent and solve problems. We currently have customer support centers in each country in which we operate. These centers provide order and installation management, as well as a helpdesk for service or billing issue resolution. We also outsource some of our after-hours support services. Major accounts have dedicated contact numbers and representatives who actively monitor the customer's service and provide feedback on performance. After-hours support is usually handled by the local 24 hour engineering support facilities. We also provide a trouble reporting center for our residential customers. To further enhance our customer service and support, we have information and billing systems in place in the different regions we serve.

Pursue strategic acquisitions and alliances

     Through a combination of acquisitions, joint ventures and strategic investments we have augmented our organic growth and expanded our product and customer reach. We will continue to make acquisitions and investments to broaden our product and service offering in certain markets (e.g., data networking companies, Internet service providers, DSL and application service providers), strengthen our management team, acquire additional customers, expand our direct and indirect sales channels and expand our network.

Expand Internet-based telephony and other Internet-related services

     Through our subsidiary, deltathree.com, we have built and are operating currently a leading privately-managed voice-over IP global network with 45 points of presence in 29 countries around the globe. Through deltathree.com, customers can place long distance calls over our IP network using standard telephones, at reduced rates. deltathree.com also offers Web-based and other enhanced communications services to individuals and businesses. deltathree.com also serves as a carrier's carrier for us and for other communications carriers, significantly reducing transport costs through the use of Internet-based telephony. We believe that our experience in selling, provisioning and servicing the advanced IP-based communications services that deltathree.com offers, provides us with a competitive advantage over other carriers that are just beginning to realize the benefits of this technology.

Network

Introduction

     In most of the countries in which we operate, we have assembled a network of switches and fiber infrastructure (whether leased or owned). All of these networks are interconnected through under-sea cables or terrestrial lines that we own or lease, to form the advanced global broadband network we call RSL-NET.

     We utilize RSL-NET to carry traffic within and between countries in which we operate, thereby providing us with control over end-to-end quality and cost. Most of the traffic carried over RSL-NET is retail traffic from one country to another. We use least cost routing (LCR) techniques at each gateway switch to select best quality/least cost routes either via RSL-NET or via other operators to destinations worldwide. RSL-NET is currently comprised of a mixture of capacity on owned facilities, IRU's and short-term leases. We use voice compression equipment on some high cost links to reduce transport costs to a minimum, as has been the practice in the industry generally. We are reducing compression on RSL- NET as we add more cost effective, high capacity links.

Network Strategy Evolution

     RSL-NET is evolving from a mostly leased network designed primarily for voice services towards a multi-service, owned network with scalable capacity and the capability to support most broadband services. RSL-NET will be supported from our existing 24 hour a day management centers in London and Pittsburgh. These centers currently support, respectively, the European operations and the U.S., Mexico, and the international frame-relay network. There is a separate management center in Sydney that supports our Australian operations.

     With the significant increase in new available fiber-optic cable capacity (both submarine and terrestrial), the cost of owned facilities has been reduced dramatically over recent months. In the current market the cost to us to purchase broadband capacity is sometimes lower than the cost of short-term leased network facilities based on our present day traffic projections.

     Accordingly, we are transforming RSL-NET into a principally owned-facilities network, with significantly greater bandwidth (capacity) than is currently in place. We believe this new broadband network will allow us to dispense with compression equipment, improve signal quality, eliminate associated capital spending, reduce cash operating costs and provide a platform to support frame-relay, ATM, other data and IP transport services. We are in the process of installing and upgrading this broadband network and we expect to continue to do so through early 2001.

     In nearly all of the countries in which we operate, interconnection through the incumbent local carrier has been mandated by local regulation, allowing call origination and termination via the incumbent local carrier's network at cost-based rates. These rates, however, are usually distance-dependent and in most of our major markets, we are constructing a national network to minimize interconnection charges.

Owned Facilities

     Our owned facilities include switches and interests in international fiber optic cable systems. Our 23 international gateway switches are located in:

  Europe:         o Amsterdam              o London (2)
                  o Brussels               o Madrid
                  o Copenhagen             o Milan
                  o Frankfurt              o Paris
                  o Hamburg                o Stockholm
                  o Helsinki               o Vienna
                  o Lisbon                 o Zurich

  North America:  o Dallas                 o Montreal
                  o Los Angeles (2)        o New York

  Asia/Pacific:   o Sydney                 o Tokyo

  Latin America:  o Nuevo Laredo

In addition, we operate 28 national switches throughout our operations. Our existing international gateway switches conform to international signaling and transmission standards and allow us to interconnect our network, where practical and permitted, to existing government-owned and government-controlled monopolies and carrier networks around the world while maintaining quality and dependable services.

     We also own or lease capacity on various digital fiber optic cable systems, including submarine systems that connect North America, South America, Europe, Asia and Australia. Additionally, we currently own or lease capacity on international routes connecting the U.S., Canada and Mexico and routes connecting many European countries. In Europe, we have agreed to acquire substantial fiber optic capacity that will interconnect 10 cities in nine major Western European countries. We expect this capacity to be installed during 2000 and early 2001. We have national fiber optic networks in Canada, Mexico, the United States, France and Germany, and a fiber ring around Helsinki, Finland. We are in the process of putting in place national fiber optic networks in the U.K. and Spain. Together with our joint venture partner in Mexico, we acquired switches and fiber cable covering 14 cities in Mexico, which were fully installed in 1998.

Operating Agreements

     Our operating agreements provide us with ability to transport traffic directly to foreign carriers over jointly-owned facilities rather than using leased capacity. Operating agreements lower the cost of transporting traffic by allowing us to use our capacity rights to correspond directly with our foreign carriers. This eliminates the cost of transporting a call through leased capacity. In addition, if we can develop sufficient traffic into another country, we can potentially develop an additional source of revenue through return traffic or other settlement arrangements with the government-owned monopoly or other carriers in that country.

     Our U.S. operations currently hold 22 operating agreements, one of which allows us to transport traffic into three countries. These agreements provide potential direct access to 21 countries, although we are not currently transporting or terminating traffic pursuant to the majority of these agreements. We believe that we are one of only a limited number of carriers within the U.S. that has been able to secure a significant number of operating agreements with non-U.S. carriers. Our Swedish operation currently uses two operating agreements which enable us to exchange traffic with Denmark and Norway and our Finnish operation uses an operating agreement which enables us to exchange traffic with Russia.

Leased Capacity

     For all routes where we do not own facilities or use operating agreements, we lease capacity. In addition, we have arrangements with local carriers in each country in which we originate traffic to transport domestic calls from end users to our switches. We intend to purchase or construct transmission facilities where these facilities are available for purchase or may be constructed and the purchase or construction is cost effective and warranted by traffic patterns. Nonetheless, a significant percentage of our transmission facilities will continue to be leased. Leased capacity is typically obtained on a per-minute basis or point-to-point fixed cost basis. We use leased satellite facilities for traffic to and from those countries where digital under-sea fiber optic cables are not available or cost effective. Leased satellite facilities are also used for redundancy when digital under-sea cable service is temporarily interrupted.

deltathree.com IP Network

     deltathree.com, our subsidiary, is a global provider of Internet Protocol
(IP) telephony services, which include the transmission of voice and data traffic for communications carriers and the provision of enhanced Web-based and other communications services to individuals and businesses. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. deltathree.com has built a privately managed, global network using IP technology, and has primarily been using this network to transmit traffic for communications carriers, including for us. This service is referred to as carrier transmission services.

     In order to provide high-quality, low-cost service, deltathree.com operates a privately managed, IP telephony network. By managing its network, deltathree.com has the ability to regulate traffic volumes for the communications traffic it carries and directly control the quality of its services from its originating POP to the termination point. In addition, deltathree.com's network allows it to avoid the significant transmission delays associated with the highly congested Internet, which may impede delivery of high-quality, reliable services to users. deltathree.com's network consists of:

                  o 46 POPs in 29 countries;
                  o gateways, gatekeepers and routers at each POP;
                  o hubs in New York, Los Angeles, London, Frankfurt
                    and Hong Kong;
                  o dedicated leased bandwidth;
                  o interconnections with RSL-NET;
                  o peering arrangements with Internet backbone
                    providers, enabling transmission efficiency; and
                  o a technologically-advanced network operations
                    center.

Products and Services

     We offer a variety of voice, data/Internet and value-added product and service solutions to our customers. We will provide the services described below to the extent permitted by local regulations in each of our markets. We believe that our centralized Global Product and Services group will enable us to more effectively manage the roll out of many of our new data-centric services that we plan to offer:

Voice

     International and National Long Distance. We provide both international and national long distance services to most of our customers and terminate international long distance calls throughout the world. In nearly every country in which we operate in Europe, we provide domestic long distance services. In the U.S., we are certified or authorized to originate intrastate, interexchange calls in 49 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, the Territory of Guam and the Commonwealth of the Northern Mariana Islands, and can terminate calls throughout the U.S. In Spain, a consortium headed by our Spanish subsidiary was recently awarded one of the three national Wireless Local Loop (LMDS) operating licenses in the 3.5 GHz bandwidth. This license will enable us to provide voice, data and video services through radio transmission and allow customers to make local and long distance calls while providing them a permanent, high speed connection to the Internet for a flat rate.

     Wireless Services. We provide wireless services to corporate, business and residential subscribers in Canada, the U.K., Germany, Finland and Australia. Through our agreements with wireless network operators, we provide subscribers with connection and access to wireless networks, and we sell airtime services. We charge our subscribers for service activation, monthly access, per-minute airtime and custom calling features. We generally offer our subscribers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. Subscribers are also offered a wide range of cellular telephones and accessories and we cross-sell our long distance services to these subscribers.

     Private Line Service. We provide dedicated point-to-point connections to businesses requiring dedicated private telephone lines for high volumes of voice and data between the customers' offices in some countries where we have operations.

     Pre-Paid/Post-Paid Calling Cards. Our calling cards are either prepaid or post-paid cards (for which calls are billed in arrears). Our post-paid calling cards provide international calling from 65 countries, with termination virtually anywhere around the world. Prepaid calling cards provide international outbound and national calling, and differ from other calling cards in marketing focus and the method of payment. A customer purchases a prepaid calling card that entitles the customer to make phone calls on the card up to a specified limit. We also offer prepaid calling cards that are rechargeable. In all cases, the card number is personal to the customer and is secured by means of a personal identification number. We currently offer these products in most of our existing operations.

     Toll-free Dialing. We currently offer national toll-free dialing in Australia, Austria, Canada, Finland, France, Germany, Mexico, Spain, Sweden, Switzerland, the UK and the U.S. We anticipate offering national toll-free services in most of our markets in 2000. International toll-free services are currently available in Canada, and we plan to launch such services in our other markets in 2000.

Data/Internet Services

     Internet Services. We currently offer customers in the U.S., Australia, Austria, Canada, Finland, Switzerland and the United Kingdom, broadband Internet access on a wholesale and/or end-user basis, e-mail, domain name registration, Web hosting, design and application services, and VPN (virtual private network). We plan to roll out these services to our business customers throughout Europe and Australia in 2000. In Spain, a consortium headed by our Spanish subsidiary was recently awarded one of the three national Wireless Local Loop (LMDS) operating licenses in the 3.5 GHz bandwidth. This license will enable us to provide voice, data and video services through radio transmission and allow customers to make local and long distance calls while providing them a permanent, high speed connection to the Internet for a flat rate.

     Voice-over Internet Protocol. Many of our existing operations offer customers voice over IP services through deltathree.com. The service enables a customer to transmit a phone call over a data network using Internet protocol at reduced rates as compared to traditional voice calls.

     Integrated Services Digital Network (ISDN). We currently offer ISDN in Australia, Austria, Canada, Denmark, Finland, Germany, Sweden, UK and in the U.S. ISDN allows the transmission of multiple voice channels and high speed data services over twisted copper wire infrastructure. We intend to extend this service to most of our other markets in 2000, thereby reducing access costs to long-haul ATM, frame-relay and IP services.

     Digital Subscriber Line (DSL). A number of our customers in Finland are currently connected to RSL-NET via DSL links. Trials are also under way in the U.K. and the U.S. DSL provides high speed broadband local connection over existing copper loops, thereby reducing access costs to long-haul ATM, frame-relay and IP services. We intend to roll out this service as rapidly as possible in our other markets, subject to local network operators being required to offer us unbundled local loop access.

     X.25 (Packet Data) Services. We currently offer X.25 services in the U.S., Canada, and Australia. Typical users are medium-sized companies that desire interconnection of their legacy networks using this older data standard. Most current applications would use frame relay services. X.25 services are a standard part of the data services being rolled out to the UK, Germany, Sweden, Finland, and Mexico in early 2000.

     Frame-relay. We currently offer frame-relay services in the U.S., Canada, and Australia. Typical users are small and medium-sized businesses that desire interconnection between their LANs (Local Area Networks) in different countries. Frame-relay provides a more reliable, manageable and cost-effective link than standard private dedicated circuits for multi-site applications. Frame-relay services are a standard part of the data services being rolled out to the UK, Germany, Sweden, Finland, and Mexico in early 2000. We plan to launch full-range data services in other markets in 2000.

     Asynchronous Transfer Mode (ATM). We currently offer ATM services in the U.S., Canada and Australia. Typical users are larger corporations that desire high-speed links between major sites for data and voice services. ATM services are a standard part of the data services being launched in the UK, Germany, Sweden, Finland, and Mexico in 2000. We intend to launch full-range data services in our other markets.

     Remote Access Data Services. As an adjunct to directly-connected data services such as ATM and frame-relay, we offer secure global dial-up access to a customer's data VPN (virtual private network). Access is via either "800" numbers in each country, or via firewall-protected Internet access. Typical users are companies with agents or remote representative offices, needing cost-effective access to corporate data networks resources and applications. Remote access data services are made available wherever full-range data services are offered.

Value-Added Services

     Conference Calling. We are currently developing services to allow voice and data conference calling. We intend to offer these services initially in the U.S., Canada and selected European countries, in 2000.

     Unified Messaging. The current unified messaging product developed by deltathree.com is available to our customers in most locations in which we have operations. Users access all their fax, e-mail and voice messages via the Internet, or retrieve voice or (computer-spoken) e-mail messages via a voice call. The product is currently being enhanced to increase the range of messaging media which can be integrated via one "D3Box".

     Voice-mail. We are introducing a network service that allows a user to receive and access voice messages locally or remotely over their regular telephone line when unable to answer calls. We intend to offer this service in some of our markets in 2000.

     Video conferencing. We are currently introducing services to allow end users in multiple locations to participate in a conference remotely by linking sites together with video equipment. Users at each site can view those at other sites and can work with them on shared documents. We intend to offer video conference calling in some of our markets in 2000.

Customers

     Business Customers. We focus on offering our products and services primarily to small and medium-sized businesses with significant international telephone usage, generally in excess of $500 per month in international phone calls. Approximately one-third of our revenues are generated from services we provide to businesses, most of them small or medium-sized. We also service a number of large corporations in the U.S. and target them on those routes where our cost structure allows us to compete effectively. We have focused on industries which traditionally have significant volumes of international traffic. We believe that small and medium-sized businesses have generally been underserved by the major global telecommunications carriers and the government-owned monopolies, which have focused on offering their lowest rates and best services primarily to higher volume multinational business customers. We offer these companies significantly discounted international calling rates as compared to the standard rates charged by the major carriers and government-owned and government-controlled monopolies. We expect to deliver communications service solutions to a more diverse customer base in some of our markets.

     Residential Customers. In certain markets, we focus on acquiring residential customers that we believe are likely to generate high volumes of international calls. We intend to capitalize on global immigration patterns by targeting communities with large immigrant populations, primarily for our prepaid calling cards. In addition, we capitalize on cross-selling opportunities as we add new customer bases and products through acquisitions and strategic alliances. As a result of our acquisition of Motorola Telco, we cross-sell fixed-wire and other traditional long distance services to our wireless subscriber base and wireless services to our non-wireless customers.

     Carriers. We offer international termination and transit traffic services to other carriers, including resellers, on a wholesale basis, as a "carriers' carrier." Although from time to time we may experience some carrier customer turnover, our revenues from carrier customers as a group are relatively stable. Having a broad and stable customer base helps us to more accurately project the potential use of our network facilities. In addition, the significant level of traffic volume generated by carrier customers enables us to obtain large usage discounts on leased circuits based on volume commitments.

Marketing and Sales

     We have developed a wide range of marketing and distribution channels focused on reaching a broad range of customers in the most cost-effective manner. We market our products and services through:

                  o direct sales forces
                  o strategic marketing alliances with companies that
                    have access to significant customer bases
                  o networks of independent agents and distributors
                  o strategic alliances with resellers
                  o telemarketing organizations
                  o the Internet

We believe that our network of direct sales professionals and selling agents provides us with a strong competitive advantage in our market. We continually seek innovative ways to expand the scope of our marketing channels and to enhance our ability to identify and retain customers.

     Residential customers are targeted in neighborhoods with large immigrant populations. We use resource materials and third-party market research companies, among other things, as sources of information about these communities. Carriers typically approach us directly to inquire about our transit and termination rates.

Billing and Information Systems

     For financial and operational reporting, we have recently implemented a global financial and operational reporting system to facilitate the collection and analysis of critical information. This system, which utilizes the Cartesis Carat software and runs on a SQL server, has been installed at each of our reporting locations and electronically submits information to our corporate office in New York. We believe the implementation of this system will provide us with a more efficient means of collecting and consolidating our global financial and operational data. The information is consolidated in New York and can then be disseminated to all of our locations for use in internal benchmarking.

     In Europe, the U.S. and Australia we have systems in place for billing, customer care, network tracking and monitoring functions. These systems allow us, among other things, to bill on a single statement all services provided to a customer, monitor and efficiently utilize our network assets and detect and reduce fraud. We expect these systems to accommodate the new services we plan to introduce in 2000.

Headquarters Operations

     We direct our subsidiaries' operations, including:

          o the management of the growth of current operations
          o the expansion of operations into new markets
          o financial and legal support
          o the formation of joint ventures and strategic alliances
          o the identification, evaluation, negotiation and oversight of acquisitions

     At the headquarters level, we identify key markets, determine the vehicles through which, as well as the manner in which, we will enter these markets, and we oversee the implementation of these vehicles. We continuously review and consider investment and acquisition opportunities. We intend to pursue acquisitions which we believe will expand or enhance current operations. Most of these acquisitions will be identified, evaluated, negotiated and completed at the headquarters level, generally working together with local management in cases where the acquisitions supplement existing operations. In addition, we seek alliances with carriers to expand the scope of our network and improve our competitive profile.

     We currently provide centralized legal and financial services for all of our local operators, including financial planning and analysis, cost control and network management. We attempt to coordinate the acquisition of additional transmission capacity, either leased or owned, with the growth of traffic volumes of each local operator. We help secure financing and discounts for these expenditures as well as other capital expenditures through our arrangements with particular vendors. We also maintain global treasury functions, including the management of cash flows between the local operators for the transmission of traffic between them, as well as the allocation of working capital.

     Global Network Services. We centrally manage the expansion of RSL-NET, including the acquisition of additional capacity for existing operations and the integration of developing and new local operators into RSL-NET. We coordinate the routing of traffic on RSL-NET to effect routing on a least-cost basis. Least-cost routing involves the programming of our switches to transport international calls over the route which is most likely to produce the lowest cost to us without compromising call quality. We consolidate the least-cost routing information of each of our local operators to allow them to take advantage of each others' cost structure.

     Global Product Development and Sourcing. We have recently created a Global Products and Services group that is responsible for identifying, modifying, prioritizing and launching new communications products across all of our markets worldwide. The group aggregates the product information and experience from relevant markets and uses a "best practices" approach to effectively roll out these products in other markets. We believe that by centralizing our global product operations we will be better able to manage the rollout of many of the new data-centric and Internet services we plan to offer in various markets.

Competition

     We compete with a variety of other telecommunications providers in each of our markets, including:

        o government-owned and government-controlled telephone monopolies in each of the countries in which we operate (e.g. France Telecom and Deutsche Telekom), established competitors such as Cable & Wireless PLC and alliances such as Concert, AT&T's alliance with British Telecom, that offer long distance services, local service in conjunction with long distance services or packages of value-added services in addition to local and long distance services;

        o a variety of international long distance carriers and resellers, including AT&T, MCI-Worldcom and Sprint in North America; Colt Telecommunications, Global Crossing, GTS, ICG, Qwest, and Viatel in Europe; Telstra and Cable & Wireless Optics in Australia; and Teleglobe in Canada; and

        o emerging data and voice communications competitors, including Facilicom in Finland, Omnicom in France, Infostrada in Italy, Jazztel in Spain, and AT&T Canada, Sprint Canada and Telus in Canada, and others.

Regulatory Environment

Europe

     Most EU member states were required by a series of directives to fully liberalize their telecoms regime by January 1, 1998. A small number of member states were granted an extension to this deadline. An EU directive is addressed to the member states and requires each member state to introduce appropriate national measures to implement the directive within a specified timeframe. As at November 1999, all EU member states had introduced measures of one form or another to implement the key liberalization and harmonization directives but there remains considerable variation in the regime from country to country as described below. The whole EU telecommunications regulatory package is currently under review by the EU Commission.

     The cornerstones of the EU telecoms regulatory package are the so-called "Licensing Directive" and the "Interconnection Directive". The Licensing Directive is designed to ensure harmonization of licensing procedures across the EU and to prevent member states from discriminating between licensees, imposing arbitrary restrictions of the number of licenses or charging excessive fees. The Interconnection Directive establishes a framework for interconnection between all operators providing public networks or services. Operators with significant market power in the national market for interconnection (i.e., those with a 25% market share of certain specified market) are required to meet all reasonable requests for access to their networks and must offer cost-oriented tariffs normally based on long run incremental costs or "LRIC". All other public network operators are required to negotiate interconnection. As of January 1, 2000, member states are, in addition, required to implement measures allowing end-users to pre-select carriers for certain types of calls.

     In respect of licensing regimes, the EU Commission's review of the regulatory package, published in November 1999 indicates that wide differences exist between member states in licensing procedures, periods of validity, fees, and classification of operators. The Licensing Directive encourages member states to use general authorizations wherever possible and limits the circumstances in which member states may issue individual licenses. However, the directive allows member states to issue individual licenses for voice telephony and most member states have exercised this option with the result that individual licenses have become the rule rather than the exception. The directive also gives member states wide discretion as to the range of conditions that may be attached to authorization with the result again that there are wide variations from country to country in the conditions that apply to licenses.

     In respect of interconnection, there have been problems in a number of member states in getting the incumbent local carrier to establish effective cost accounting systems. As a result there is a considerable variation in interconnection tariffs around the EU. The EU Commission reports that there appear to be major weaknesses in the regulation of this issue by some national regulatory authorities. Other common problems include difficulties in establishing comprehensive reference interconnection offers, requirements to establish a minimum number of interconnection points, insistence by the incumbent that it does not have the capacity to meet demand, and delays in establishing interconnection.

     To address these problems the Commission has made the following proposals (among others):

        o National regulators would be required to use general authorizations to authorize all communications networks and services; specific authorization would only be permitted for the purpose of allocating scarce resources such as radio spectrum and numbers.

        o The range of possible license conditions would be restricted and categories of authorization would be agreed at the EU level.

        o EU guidelines would be drawn up to promote best practice and transparency in fees for authorizations.

        o Increased use of non-binding recommendations to improve harmonization.

        o The interconnection regime would remain broadly the same as far as call termination is concerned. However, national regulatory authorities would be given responsibility to deal with specific access issues according to a set of conditions and criteria laid down in EU legislation. The concept of access to networks would be developed so that access to certain network elements or infrastructures might be mandated, for example, by granting new entrants access to incumbents' local loops, or to mobile network infrastructures, or by granting Internet service providers access to cable TV networks. The proposal is that dominant operators would be required to offer access; operators with significant market power would be required to negotiate.

        o Oblige mobile operators with significant marker power to offer indirect access to other networks and service providers (but not carrier pre-selection).

Consultation on these proposals closed on February 15, 2000. However, the outcome of the consultation has not yet been published, so there is no certainty that any or all of the proposals will be adopted in the form proposed or at all.

United States

     Our U.S. operations are subject to extensive federal and state regulation. Federal laws and FCC regulations apply to interstate telecommunications, including international telecommunications that originate or terminate in the U.S. Some state regulatory authorities have jurisdiction over telecommunications originating and terminating within the state. We cannot be sure that (1) future changes in the law will not have a negative impact on us, (2) domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations or (3) regulatory activities will not have an adverse impact on us.

     The FCC currently regulates us as a non-dominant carrier with respect to our domestic and international long distance services as well as our competitive local exchange services. Generally, the FCC has chosen not to exercise its statutory power to regulate closely the charges, practices or classifications of non-dominant carriers. Nevertheless, the FCC acts upon complaints against these carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to (1) impose more stringent regulatory requirements on us, (2) change our regulatory classification, (3) impose monetary forfeiture and (4) revoke our authority. In the current regulatory atmosphere, we believe that the FCC is unlikely to take any of these actions with respect to our domestic services offered. With respect to our international services, however, it is possible that the FCC could classify us as dominant for providing services on specific international routes on the basis of our foreign ownership and affiliations or on the basis of a determination that we had the ability to discriminate against U.S. competitors. Although we believe the possibility to be remote, any such revocation by the FCC of our domestic or international authority, or a refusal by the FCC to grant additional international authority, would negatively impact us.

     Among domestic carriers, incumbent local exchange carriers are currently classified as dominant carriers with respect to the local exchange services they provide. No domestic interstate, interexchange carriers are classified as dominant. Among the domestic carriers that the FCC regulates as non-dominant are AT&T and regional Bell operating company affiliates unaffiliated with foreign carriers having the ability to discriminate against rivals through the control of bottleneck services or facilities in a foreign destination market.

     In February 1996, the Telecommunications Act was signed into law. Under this law, the regional Bell operating companies are permitted to provide long distance services in their own service areas in competition with us so long as they satisfy a 14-point "checklist" for nondiscriminatory competitive access to their local networks. The law includes safeguards against anti-competitive conduct which could result from a regional Bell operating company having access to all customers on our existing network as well as the ability of the Bell operating companies to cross-subsidize their services and discriminate against us. The FCC has recently granted the application of Bell Atlantic to provide long distance services in the State of New York.

     The 1996 Telecommunications Act also imposes on incumbent local exchange carriers the duties (among others), (a) to offer for resale at wholesale, non-discriminatory rates any telecommunications service that the carrier provides at retail to subscribers who are not telecommunications carriers and
(b) to provide, to any requesting telecommunications carrier for the provision of a telecommunications service, nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and nondiscriminatory. The FCC has recently affirmed that xDSL-based advanced services are telephone exchange or exchange access services, and that the unbundling and resale provisions of the 1996 Telecommunications Act apply to incumbent local exchange carriers offering such services. The FCC has also amended its rules to require incumbent local exchange carriers to provide unbundled access to the high frequency portion of the local loop to permit competitive local exchange carriers to provide xDSL-based services by sharing lines with the incumbent local exchange carrier's voiceband services.

     We have the authority to provide domestic, interstate telecommunications services. We have also been granted authority by the FCC to provide switched and private line international telecommunications services, as a facilities-based carrier and as a reseller, between the United States and all countries except Cuba. This authority permits us to conduct our present business, although we may need additional authority in the future. Additionally, the FCC presently does not allow carriers to provide switched basic services via facilities-based or resold private lines, or to provide U.S. inbound or outbound switched basic service via their authorized private lines, unless the FCC has first determined that the foreign country affords competitive opportunities to U.S. carriers equivalent to those available under U.S. law. The FCC has made that determination with respect to the following countries:

        o Australia     o Germany       o Luxembourg            o Spain
        o Austria       o Hong Kong     o The Netherlands       o Sweden
        o Belgium       o Iceland       o Netherlands Antilles  o Switzerland
        o Canada        o Ireland       o New Zealand           o U.K.
        o Denmark       o Israel        o Norway
        o Finland       o Italy         o Portugal
        o France        o Japan         o Singapore

     The FCC has adopted rules governing the offering of international switched telecommunications services. These services typically involve a bilateral, correspondent relationship between a carrier in the U.S. and a carrier in the foreign country. We have numerous agreements with foreign carriers providing for the handling of switched calls.

     Until recently, the U.S. was one of only a few countries to allow multiple carriers to handle international calls; almost all foreign countries authorized only a single carrier, often a state-owned monopoly, to provide telecommunications services. In light of the diverse bargaining positions of the U.S. carriers, the FCC imposed requirements to try to minimize the opportunities that dominant foreign telecommunications providers would have to favor one U.S. carrier over another. These policies include provisions of the International Settlement Policy, which requires (1) the equal division of accounting rates, (2) non-discriminatory treatment of U.S. carriers, and (3) that return minutes from a foreign carrier must be proportional to the traffic that the U.S. carrier terminates to a foreign carrier.

     In recent years, the FCC has attempted to promote competition, and reduce rates, for international services through a number of regulatory initiatives. In September 1997, the FCC adopted lower benchmarks for settlement rates that U.S. carriers must pay to foreign carriers in order to settle calls originating from the U.S. The benchmark rates were adopted to remedy a growing U.S. settlement deficit, which results from the imbalance of outbound and inbound call volume.

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

     The FCC's initiatives have had some measure of success. In the first six months of 1998, the average accounting rate for calls originating from the U.S. fell by 14.1%, almost doubling the rate of decline for the same period in 1997. Moreover, an increasing number of foreign carriers, whose countries account for more than 50% of the total U.S. net settlement minutes, have negotiated agreements with U.S. carriers that satisfy, or will satisfy, the FCC's benchmark settlement rates.

     The FCC has also recently eliminated the international settlements policy and contract filing requirements for arrangements with foreign carriers that lack market power and for arrangements with all carriers on routes where carriers are able to terminate at least 50% U.S. billed calls at rates that are at least 25% lower than the relevant settlement rate benchmark. The FCC has stated that the countries that currently meet this standard are Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, Norway, Sweden and the United Kingdom. In recognition of the above reforms, the FCC also eliminated its policies allowing alternative settlement arrangements.

     An international agreement executed in February 1997 requires signatories to open their telecommunications markets to competition. Consistent with the commitments made by the U.S. under this agreement, the FCC has revised its rules to establish an open entry standard for applicants from WTO member countries seeking authority to provide international telecommunications service in the U.S., and has adopted a rebuttable presumption that the U.S. affiliates of a foreign carrier with less than 50% market share in their home market should be treated as non-dominant. These open entry policies will apply to applicants of all WTO member countries, including those who are not signatories to this international agreement.

     Additionally, the FCC enforces requirements which derive from the regulations of the International Telecommunications Union. These regulations may further circumscribe the correspondent relationships described above. In addition to settlement rates, these regulations govern aspects of transit arrangements, where the originating carrier may contract with an interim carrier in a second country to terminate service in a third country. We have transit agreements with foreign carriers. These agreements may allow us to pay less than the full accounting rate we would have to pay if we had a direct operating agreement with the terminating country. However, we are unaware of any instance in which a terminating country has objected with respect to any of our traffic. If a terminating country objects in the future to these transit arrangements, we may be required to secure alternative arrangements.

     Our intrastate long distance telecommunications operations and competitive local exchange operations are also subject to various state laws. Currently, we are certified and tariffed or otherwise authorized to provide intrastate, interexchange service in 49 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, the Territory of Guam and the Commonwealth of the Northern Mariana Islands. We are also certified or otherwise authorized to resell local exchange service in 30 states.

     The vast majority of states require carriers to apply for certification to provide telecommunications services before commencing intrastate service and to file and maintain detailed tariffs listing the rates for intrastate service. Many states also impose various reporting requirements and require prior approval for (1) transfers of control of certified carriers, (2) assignments of carrier assets, (3) carrier stock offerings, and (4) the incurrence by carriers of some debt obligations. In some states, regulatory approval may be required for acquisitions of telecommunications operations. In the past, we have sought and successfully obtained regulatory approval for our acquisitions.

Canada

     Canada has opened much of its market to competition including local service, domestic and international long distance. Although there remain Canadian ownership restrictions on facilities-based carriers serving the local service and domestic long distance market, resale is unrestricted and international long distance services are not restricted to the same extent as facilities-based carriers.

Latin America

     Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. In addition, various Latin American countries have completely or partially privatized their national carriers, including Argentina, Brazil, Chile, Mexico, Peru and Venezuela. Some countries also have competitive local and/or long distance sectors. Some examples of Latin American deregulation, privatization and competition are described below:

        o       Chile has competitive operators in both sectors.
        o Colombia has granted two long distance operating licenses to local companies, ending the monopoly of Colombia's government-owned telephone service provider.
        o Venezuela has legalized value-added services and has targeted year 2000 for deregulation.
        o Brazil privatized its government-owned telephone service provider in July 1998 and has established an independent regulator to oversee its telecommunications industry.
        o       Mexico privatized its former government-owned telephone service provider, Telmex, and Telmex's exclusive long distance
                concession was modified in 1990 to allow other participants to render long distance services as of August 1996. Additionally, since January 1997, Telmex has been required to interconnect with the networks of competitors. Competition in Mexico has been initiated and an independent regulator has been established.
        o Peru opened its market to competition in August 1998, ending the monopoly of its government-owned telephone service provider one year earlier than scheduled.

Asia/Pacific Rim

     Deregulation is occurring throughout several of the major markets in Asia and the Pacific Rim. In February 1997, a significant number of countries in these regions signed an international agreement that requires them to open their telecommunications markets to competition. Australia, the Philippines and New Zealand have already opened their markets to full competition and Hong Kong, Indonesia, Japan, South Korea and Malaysia have legalized the provision of value-added services. Singapore licensed two new operators in 1998.

     Since July 1997, the Australian telecommunications market has been opened to further significant competition overseen by the regulator, which has instigated a number of initiatives designed to further competition. These include:

        o       access to Telstra's copper access network (local loop);
        o fixed-wire to mobile call pre-selection and override code access; and
        o       number portability.

     Participants in the deregulated Australian telecommunications market are:

        o carriers (who own and operate the transmission infrastructure). As of July 1999, there were 31 carriers of fixed wire and mobile telecommunication services in Australia, the main ones being Telstra, C&W Optus, Vodafone and AAPT. Under deregulation, carriers are no longer protected against competition from other infrastructure owners such as broadcasters, transport utilities and electricity companies.
        o service providers (who generally buy wholesale transmission capacity or services from carriers and on-sell services to end customers using their own and the carriers' infrastructure). There are generally three groups of service providers:
        o Agent service providers perform certain agency roles such as customer acquisition and management on behalf of carriers or service providers from whom they are paid a fee.
        o Switchless services providers aggregate customer traffic and receive volume discounts on the wholesale telecommunications services purchased from carriers for resale.
        o Switched carriage service providers own and operate telephone exchanges, intelligent switches and support infrastructure while leasing transmission capacity from carriers.

     Both switched and switchless service providers maintain direct customer relationships and typically operate their own billing and customer support services.

     Our Australian operation is a switched carrier service provider in its fixed wire and data communications businesses, as it owns and operates its own switch exchanges and can provide value added services. We lease transmission capacity from carriers and makes use of its low cost access to our global network. In mobile services, our Australian operation is a switchless service provider and purchases wholesale mobile telephony service from C&W Optus and Vodafone.

     Deregulation commenced in Australia in 1997. The regulator is the Australian Consumer and Competition Commission (ACCC) which has responsibility under the Trade Practices Act 1974 for:

        o non-discriminatory access regulation, including arbitrating access disputes between industry participants;
        o the competition policy framework, including aspects of number portability; and
        o       monitoring and prevention of anti-competitive conduct.

     The Trade Practices Act adopts a dual approach to the regulation of the telecommunications industry. In addition to the general competition law provisions of the Trade Practices Act, the telecommunications specific provisions include a declared services regime that guarantees access to certain essential network services. The ACCC regulates competition through anti-competition notices that carry significant penalties for breaches of the competition rules.

     The ACCC may declare a carriage service if the ACCC considers declaration of the service would promote the long-term interests of end-users. This may occur where, in the absence of an access regime, the owners of network elements may be in a position to inhibit or distort competition in markets which require the use of their "bottleneck" services. "Bottleneck" services are those which are either uneconomic to duplicate or are required for any-to-any connectivity. All carriage service providers are reliant on access to other carriage service providers' networks to terminate calls. Telstra's network is particularly important because over 95% of all wireline customers are connected to this network.

     If a service is declared, a carrier or carriage service provider supplying that service (access provider) must comply with certain standard access obligations. If access providers and access seekers cannot reach commercial agreements on the supply of Declared Services, the ACCC has power to arbitrate.

Internet Telephony

     The use of the Internet and private IP networks to provide telephone service is a recent market development. While we believe that U.S. law currently permits the provision of voice communications services over the Internet and private IP networks, some countries have laws or regulations that may prohibit voice communications over the Internet.

     We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that deltathree.com provides constitute information services (as opposed to regulated telecommunications services). As such, deltathree.com's services are not currently regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of deltathree.com's operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications, copyright and excise tax. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect deltathree.com's business, operating results, financial condition and future prospects.

     In addition, the FCC is currently considering whether to impose surcharges or other common carrier regulations upon some providers of Internet and IP telephony, primarily those which provide Internet and IP telephony services to end users located within the United States. In a 1998 Report to Congress, the FCC indicated that certain forms of phone-to-phone Internet Telephony may bear the characteristics of telecommunications, as opposed to information, services, thereby subjecting them to regulation as common carrier offerings. More recently, in September 1999, the FCC released a notice of inquiry seeking information on the extent to which phone-to-phone IP telephony services might impact the accessibility of telecommunications services to people with disabilities, including opportunities for achieving greater accessibility for IP telephony and the extent to which IP telephony is now, or soon will be, an effective substitute for conventional circuit-switched telephony. There are also petitions pending before the FCC and various state regulatory commissions seeking a declaratory ruling that providers of IP telephony are not enhanced service providers, and should be treated as common carriers. Congressional dissatisfaction with the FCC's conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect deltathree.com's business, financial condition, operating results and future prospects.

     If the FCC were to determine that certain services offered by deltathree.com are subject to FCC regulations as telecommunications services, the FCC may require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation which would apply to Internet and IP telephony providers. Any such determinations could materially adversely affect deltathree.com's business, financial condition, operating results and future prospects to the extent that they negatively affect its cost of doing business or otherwise slow the growth of its business.

     State regulatory authorities may also retain jurisdiction to regulate the provision of intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so. If such regulations are adopted, they could materially adversely affect deltathree.com's business, financial condition or otherwise slow the growth of its business.

     The regulatory treatment of Internet and IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit Internet and IP telephony. Other countries permit but regulate Internet and IP telephony. Some countries will evaluate proposed Internet and IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet and IP telephony have not yet been addressed by legislation or regulatory action. Increased regulation of the Internet and/or Internet and IP telephony providers or the prohibition of Internet and IP telephony in one or more countries, or more aggressive enforcement of existing regulations in such countries, could materially adversely affect deltathree.com's business, financial condition, operating results and future prospects.

Employees

     As of December 31, 1999, we employed approximately 2,800 people, including officers, administrative and salaried selling personnel. We believe we have good relationships with our employees.

ITEM 2. PROPERTIES

     Our principal office is located at Clarendon House, Church Street, Hamilton, Bermuda.

     We maintain executive offices at 810 Seventh Avenue, New York, New York. The 15,500 square foot lease extends until February 28, 2010 and provides for annual lease payments of $759,500.

     During 1999, we maintained executive offices at 767 Fifth Avenue, New York, New York, under a lease which provided for annual lease payments of $591,000. The lease was terminated in March 2000.


     Through our direct and indirect subsidiaries, we also lease additional office space for our operations.

ITEM 3. LEGAL PROCEEDINGS

     On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against us, deltathree.com and one of our U.S. subsidiaries in the United States District Court for the Southern District of New York. Aerotel alleges that we are infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop us from using technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint and the parties are currently engaged in pre-trial discovery. As we continue to evaluate these claims, we believe that we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on us. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

     We are, from time to time, a party to litigation that arises in the normal course of our business operations. Except as previously described, we are not presently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market for our common shares

     Our Class A common shares, par value $.00457 per share are traded on The Nasdaq Stock Market National Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 23, 2000, the last reported price for the Class A common shares was $23.563 per share. There is no public market for our Class B common shares, par value $.00457 per share (which we refer to together with the Class A common shares as our common shares). There were approximately 160 holders of record for the Class A common shares as of March 23, 2000, including nominees for an unknown number of beneficial holders, and 11 holders of record of the Class B common shares.

     The following table sets forth the range of high and low sale prices for the Class A common shares for our fiscal years ended December 31, 1998 and 1999.

                                                                  Price
                                                             ---------------
            Period                                           High        Low
            ------                                           ----        ---
         Fiscal Year 1998
           First Quarter...............................      $27.50     $17.00
           Second Quarter..............................      $30.00     $21.88
           Third Quarter...............................      $44.50     $21.50
           Fourth Quarter..............................      $31.03     $15.06

         Fiscal Year 1999
           First Quarter...............................      $42.00     $24.00
           Second Quarter..............................      $38.75     $18.69
           Third Quarter...............................      $23.38     $12.13
           Fourth Quarter..............................      $28.13     $15.69

         Dividend Policy

     We have never paid dividends on any class of common shares and do not anticipate paying any dividends on our Class A common shares or cash dividends on any other class of shares in the foreseeable future. Some of our credit facilities and the documents governing senior notes issued by our subsidiary, RSL Communications PLC, contain restrictions on our ability and the ability of our subsidiaries to declare and pay cash dividends. Our declaration and payment of dividends are subject to the discretion of our board of directors. Any determination as to the payment of dividends in the future will depend upon our results of operations, capital requirements, restrictions in loan agreements and other factors as our board of directors may deem relevant.

     The payment of dividends in cash or shares on either our Series A preferred shares or Class A common shares is also generally limited under applicable Bermuda law to the amount of our "surplus." This means the excess of the fair market value of our total assets over the sum of our total liabilities and our paid-in share capital. However, even when this limitation applies, we are permitted to issue additional Series A preferred shares out of the share premium account attributable to our Series A preferred shares. We have irrevocably committed to convert these shares, effective immediately following their issuance, into the number of Class A common shares that would be deliverable to holders on the dividend payment date in order to satisfy the dividend requirement of our Series A preferred shares. In no event will holders receive additional Series A preferred shares in lieu of any dividend payment. We currently expect that for the foreseeable future all dividends on our Series A preferred shares will be paid by delivery of Class A common shares.

Bermuda Taxation

     At the date hereof, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or our shareholders other than those who are ordinarily resident in Bermuda. We are not subject to stamp or other similar duty on the issue, transfer or redemption of our Class A common shares.

     We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event there is enacted in Bermuda any legislation imposing tax computed on profits or income or computed on any capital assets, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to us or to our operations, or to our shares or other obligations until March 28, 2016 except insofar as such tax applies to persons ordinarily resident in Bermuda and holding such shares or other obligations or any real property or leasehold interests in Bermuda owned by us. No reciprocal tax treaty affecting us exists between Bermuda and the U.S.

     As an exempted company, we are liable to pay in Bermuda a registration fee based upon its authorized share capital and the premium on its issued shares at a rate not exceeding $27,825 per annum.

Recent sales of unregistered securities

     In May 1999, we, through RSL Communications PLC, issued $175 million aggregate principal amount at maturity of 9 7/8% Senior Notes due 2009, or 9 7/8% Notes, unconditionally guaranteed by us pursuant to an indenture governing the 9 7/8% Notes. The placement agent for the offering of the 9 7/8% Notes was Goldman, Sachs & Co. The aggregate commissions were approximately $1.1 million. The 9 7/8% Notes were sold outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act and in the U.S. only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act.

     In August 1999, we issued to Arnold Goodstein 23,969 Class A common shares in exchange for shares of RSL COM PrimeCall, Inc. owned by Mr. Goodstein. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     In September 1999, we issued to Matthias Wolfensberger 20,736 Class A common shares in exchange for shares of RSL COM Schweiz AG owned by Mr. Wolfensberger. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     In November 1999, we issued to Dov Bar-Gera 179,032 Class A common shares in exchange for shares of RSL COM Austria AG owned by Mr. Bar-Gera. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected consolidated financial data derived from our consolidated financial statements and related notes. The selected consolidated statements of operations data presented below with respect to the years ended December 31, 1999, 1998 and 1997 and the balance sheet data as of December 31, 1999 and 1998 have been derived from the Consolidated Financial Statements audited by Deloitte & Touche LLP, appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 1996 and 1995 and balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this document.

You should read this in conjunction with the Consolidated Financial Statements and notes thereto and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                       Year Ended December 31,
                                       ---------------------------------------------------------
                                       1995(1)     1996       1997        1998(9)       1999
                                       -------     -----      ----        -------       ----
                                          ($ and shares in thousands, except loss per share)
Consolidated Statement of
   Operations:
Revenues............................  $ 18,617  $113,257   $ 300,796    $  885,938  $ 1,469,849
Operating costs and expenses:
   Costs of services (exclusive of
      depreciation and amortization
      shown separately below).......   (17,510)  (98,461)   (265,321)     (702,602)  (1,034,334)
   Selling, general and administrative
      expense.......................    (9,639)  (38,893)    (94,712)     (238,141)    (447,883)
   Non-cash compensation expense....        --        --          --            --      (23,562)
   Special charge (2)...............        --        --          --            --      (30,143)
   Depreciation and amortization....      (849)   (6,655)    (21,819)      (75,445)    (177,865)
                                       -------  --------   ---------     ---------   ----------
Total operating costs and expenses..   (27,998) (144,009)   (381,852)   (1,016,188)  (1,713,787)
                                       -------  --------   ---------     ---------   ----------
Loss from operations................    (9,381)  (30,752)    (81,056)     (130,250)    (243,938)
Interest income.....................       173     3,976      13,826        16,104       20,593
Interest expense....................      (194)  (11,359)    (39,373)      (75,431)    (133,244)
Other income--net...................        --       470       6,595(3)        739          764
Foreign exchange transaction (loss)
   gain.............................        --        --          --       (11,055)      17,022
Minority Interest...................        --      (180)        210         6,079      (11,365)
Loss in equity interest of
   unconsolidated subsidiaries......        --        --          --        (3,276)      (4,718)
Income taxes........................        --      (395)       (401)       (1,334)      (3,341)
                                       -------  --------   ---------     ---------   ----------
Loss before extraordinary item......    (9,402)  (38,240)   (100,199)     (198,424)    (358,227)
Extraordinary item (4)..............        --        --          --       (20,800)          --
                                       -------  --------   ---------     ---------   ----------
Net loss............................  $ (9,402) $(38,240)  $(100,199)   $ (219,224) $  (358,227)
                                       =======  ========   =========     =========   ==========
Loss per common share before
   extraordinary item (5)...........  $  (1.67) $  (5.13)  $   (5.27)   $    (4.52) $     (6.63)
Extraordinary item per common share
   (4)(5)...........................  $     --  $     --   $      --    $    (0.47) $        --
Net loss per common share (5).......  $  (1.67) $  (5.13)  $   (5.27)   $    (4.99) $     (6.63)
Weighted average number of common
   shares outstanding (5)...........     5,641     7,448      19,008        43,913       54,022


                                                                Year Ended December 31,
                                             ---------------------------------------------------------
                                             1995 (1)      1996      1997      1998 (9)         1999
                                             --------     ------     ----      --------       --------
                                                                  (in thousands)
Other Financial Data:
EBITDA (as defined) (6).............       $  (8,532)    $(24,097) $  (59,237) $ (54,805)    $ (10,411)
Capital expenditures (7)............           6,074       23,880      49,417    247,665       256,000
Cash (used in) provided by operating
   activities.......................           3,554      (10,475)    (91,812)   (82,752)     (158,885)
Cash used in investing activities...         (16,537)    (225,000)    (18,821)  (509,438)     (226,502)
Cash provided by financing activities         18,143      335,031     152,035    815,476       263,602

                                                                As of December 31,
                                             -------------------------------------------------------
                                             1995        1996      1997         1998 (9)      1999
                                             ----       ------     ----         --------    --------
                                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents...........         $ 5,163  $104,068  $  144,894    $  367,823    $238,724
Securities available for sale.......              --    67,828      13,858       111,548      84,154
Restricted marketable securities (8)              --   104,370      68,836        20,159          --
Total assets........................          53,072   427,969     605,664     1,714,593   1,803,308
Short-term debt, current portion of
   long-term debt, and current portion
   of capital lease obligations (10)           5,506     6,974       8,033        36,130      23,348
Long-term debt and capital lease
   obligations (10).................           6,648   314,425     316,608     1,089,375   1,273,961
Shareholders' equity (deficit)......           5,705    20,843     126,699       133,484     (83,612)

-------
(1) Effective with the acquisition of a majority equity interest in RSL North America, in September 1995, we began to consolidate RSL North America's operations. From March 1995, the date of our initial investment, to September 1995, we accounted for our investment in RSL North America using the equity method of accounting.
(2) In the third quarter of 1999, we recorded a special charge of $32.1 million for consolidating locations, streamlining operations and exiting certain product lines and distribution channels, including telemarketing and certain prepaid calling card plans. The charge is composed of approximately $13.1 million for terminating various operating leases, $12.4 million for the severance of 189 employees and $6.6 million for the cost of exiting certain product lines and other items, of which $2.0 million was associated with the write-off of inventory which was recorded as part of cost of services.
(3) Other income-net includes the reversal of certain liabilities accrued in connection with our obligations under an agreement that required us to meet a carrier vendor's minimum usage requirements, which agreement was entered into by one of our subsidiaries prior to our acquisition of that subsidiary. During May 1997, we renegotiated the contract with this carrier vendor resulting in the elimination of approximately $7.0 million of previously accrued charges.
(4) Extraordinary item represents primarily the premium paid to retire approximately $127.5 million of the original $300.0 million of the notes we issued in 1996.
(5) Loss per share is calculated by dividing the loss attributable to our common shares (Class A common shares and Class B common shares) by the weighted average number of common shares outstanding, and has been retroactively restated to reflect a 2.19-for-one stock split in 1997. Shares issuable pursuant to (a) outstanding stock options, (b) unexercised warrants, (c) warrants to purchase 459,900 Class B common shares at an exercise price of $.00457 per share, subject to adjustment, issued to Ronald S. Lauder as consideration for his previous guarantee of a revolving credit facility, (d) options granted to a number of minority shareholders of our subsidiaries, exercisable on the occurrence of certain events, to exchange their shares in the respective subsidiaries for, in certain circumstances, Class A common shares or, in specific circumstances, cash or
     (e) incentive units, which are options granted to some of the employees of our subsidiaries to acquire shares of those subsidiaries or similar rights, some of which are exercisable currently and the right to exchange these incentive units for Class A common shares or, in other circumstances, at our option, cash, are not included in the loss per share calculation as their effect is anti-dilutive.
(6) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes a special charge and non-cash compensation recorded in 1999. Specifically, EBITDA excludes a $2.0 million charge for inventory write-off recorded in cost of services and a special charge of $30.1 million to reorganize and streamline operations and $23.6 million of non-cash compensation expense primarily attributable to deltathree.com. In addition, if the EBITDA loss of deltathree.com were also excluded from our results, we would have reported positive EBITDA for 1999 of $1.8 million. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated.
(7) Capital expenditures include assets acquired through capital lease financing and other debt.
(8) Restricted marketable securities held to maturity consist of U.S. government securities which were pledged for a three year period to secure the payment of interest on the principal amount of the notes we issued in 1996.
(9) During 1998, we acquired various companies. See footnote 2 to our consolidated financial statements for information regarding these acquisitions.

(10) As of December 31,1999, we had approximately $38 million of available (undrawn) borrowing capacity under our current bank and vendor facilities. The availability of these amounts is dependent upon our compliance with various financial ratios at the time of borrowing.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The following contains statements which constitute forward-looking statements regarding our intent, belief or current expectations or those of our officers with respect to, among other things, our financing plans, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. Our actual future results could differ materially from those discussed herein. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Information contained in this Annual Report on Form 10-K, including, without limitation, information contained in this section of the Annual Report on Form 10-K under the heading "Risk Factors" and information under "Business," identifies important factors that could cause such differences.


Overview

We are a rapidly growing facilities-based communications company that provides a broad range of voice, data/Internet and value-added product and service solutions primarily to small and medium-sized businesses and residential customers in selected markets around the globe. We have built a local presence in each of the 22 countries in which we currently operate, establishing strong local management, a direct sales force and other marketing and distribution channels that have enabled us to rapidly grow our customer base to over 1,000,000 customers as of December 31, 1999. We are continuing to build our broadband global network (RSL-NET) designed to provide high quality voice, data and Internet services while reducing our operating costs. As of December 31, 1999, our network included over 108,000 fiber-kilometers of terrestrial and under-sea fiber optic cable that we own or lease on a long-term basis, and 51 national and international switches. We expect to have approximately 180,000 fiber-kilometers by year-end 2000 based on existing commitments and transactions currently under negotiation. Through our subsidiary, deltathree.com, we also own and operate a privately-managed Internet Protocol (IP) telephony network with 46 points of presence in 29 countries around the world.

We currently have operations in:

o Australia       o France            o Mexico                o Sweden
o Austria         o Germany           o The Netherlands       o Switzerland
o Belgium         o Hong Kong         o New Zealand           o U.K.
o Canada          o Italy             o Portugal              o U.S.
o Denmark         o Japan             o Spain                 o Venezuela
o Finland         o Luxembourg

deltathree.com completed its initial public offering on November 29, 1999 and as a result we currently own approximately 68% of the equity of deltathree.com. Accordingly, we will continue to report the financial results of deltathree.com as part of our consolidated results of operations. Prior to its initial public offering, we combined results from deltathree.com's operations with our other operations. We currently present the results of deltathree.com's operations as a separate segment.


Revenues

Revenues are derived primarily from the number of minutes of use (or fractions thereof) that we bill and are recorded upon completion of telephone calls. We also derive revenues from prepaid calling cards. Revenues from prepaid calling cards are recognized at the time of usage or upon expiration of the card. Data service revenue is derived from both fixed monthly charges and variable charges based on usage. We maintain local market pricing structures for our services and generally price our services at a discount to the prices charged by the local incumbent telecommunications operators and other established carriers. We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets as a result of increasing competition, which we expect will be offset by increased minute volumes and decreased operating costs per minute.

   European Operations


                                                               Year Ended December 31,
                                         ------------------------------------------------------------------
                                            1995         1996          1997          1998          1999
                                            ----         ----          ----          ----          ----
                                                       (in thousands, except percentages)
Revenues .............................   $     156     $  27,414     $  73,653     $ 306,289     $ 736,274
Cost of services (exclusive of
   depreciation and amortization
   shown separately below) ...........        (143)      (21,569)      (59,516)     (232,977)     (469,501)
                                         ---------     ---------     ---------     ---------     ---------
Gross margin .........................          13         5,845        14,137        73,312       266,773
                                         ---------     ---------     ---------     ---------     ---------
Selling, general and administrative
   expenses ..........................        (539)      (17,377)      (43,004)     (103,874)     (243,953)
Non-cash compensation expense ........          --            --            --            --        (2,799)
Special charge .......................          --            --            --            --       (12,613)
Depreciation and amortization ........         (12)       (1,906)       (7,038)      (25,829)      (68,281)
                                         ---------     ---------     ---------     ---------     ---------
Loss from operations .................   $    (538)    $ (13,438)    $ (35,905)    $ (56,391)    $ (60,873)
                                         =========     =========     =========     =========     =========
Other Financial Data
EBITDA (as defined)(1) ...............   $    (526)    $ (11,532)    $ (28,867)    $ (30,562)    $  24,081
Revenues as a percentage of
   consolidated revenues .............         0.8%         24.2%         24.5%         34.6%         50.1%
Gross margin as a percentage of
   revenues ..........................         8.3%         21.3%         19.2%         23.9%         36.2%
Selling, general and administrative
   expense as a percentage of revenues       345.5%         63.4%         58.4%         33.9%         33.1%


----------
  (1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes a special charge recorded in 1999 for consolidating locations, streamlining operations and exiting certain product lines and distribution channels, including telemarketing and certain prepaid calling plans. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

We began substantial European operations in three countries in the second quarter of 1996 and have since established operations in 11 additional European countries.

We derive revenues from international and domestic long distance voice and data services, and reselling wireless services in selected countries in which we operate. Almost all revenues from our European operations are from commercial sales to end users. Our target customers are small to medium-sized businesses, and to some extent niche consumer markets, including selected communities with significant immigrant populations. To reduce our credit risk to these niche consumer markets, we primarily offer prepaid products to certain consumer market segments. Each of the countries in which we operate has experienced different levels of deregulation, resulting in various levels of competition and differing ranges of services which we are permitted to offer our customers.

   North American Operations


                                                               Year Ended December 31,
                                         ------------------------------------------------------------------
                                            1995         1996          1997          1998          1999
                                            ----         ----          ----          ----          ----
                                                         (in thousands, except percentages)
Revenues ..........................   $  18,461     $  85,843     $ 194,129     $ 448,232     $ 546,615
Cost of services (exclusive of
   depreciation and
   amortization shown
   separately below) ..............     (17,367)      (76,892)     (176,482)     (365,506)     (439,456)
                                      ---------     ---------     ---------     ---------     ---------
Gross margin ......................       1,094         8,951        17,647        82,726       107,159
                                      ---------     ---------     ---------     ---------     ---------
Selling, general and
   administrative expenses ........      (7,444)      (17,606)      (37,136)      (81,385)     (106,949)
Non-cash compensation expense .....          --            --            --            --          (441)
Special charge ....................          --            --            --            --       (16,038)
Depreciation and amortization .....        (619)       (3,047)       (5,465)      (16,087)      (42,951)
                                      ---------     ---------     ---------     ---------     ---------
Loss from operations ..............   $  (6,969)    $ (11,702)    $ (24,954)    $ (14,746)    $ (59,220)
                                      =========     =========     =========     =========     =========
Other Financial Data
EBITDA (as defined) (1) ...........   $  (6,350)    $  (8,655)    $ (19,489)    $   1,341     $     772
Revenues as a percentage of
   consolidated revenues ..........        99.2%         75.8%         64.5%         50.6%         37.2%
Gross margin as a percentage of
   revenues .......................         5.9%         10.4%          9.1%         18.5%         19.6%
Selling, general and
   administrative expense as a
   percentage of revenues .........        40.3%         20.5%         19.1%         18.2%         19.6%


----------
  (1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes a special charge recorded in 1999 for consolidating locations, streamlining operations and exiting certain product lines and distribution channels, including telemarketing and certain prepaid calling plans. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

Our North American revenues are derived from operations in the U.S. and Canada. These revenues result primarily from the sale of long distance voice services
(1) on a retail basis to end-users, (2) on a bulk discount basis to distributors of prepaid calling cards, and (3) on a wholesale basis to other carriers. We also sell data and internet services on a retail basis to end users. Carrier customers acquire our services for the purpose of reselling these services on a wholesale basis to other carriers or on a retail basis to end-users. Carrier customers react to temporary price fluctuations and spot market availability. We, therefore, experience significant month-to-month changes in revenues generated by our carrier customers. During 1999, we shifted our marketing focus in the U.S. to small and medium-sized businesses and have restructured our pricing of wholesale services to other carriers.


   Asia/Pacific and Other Operations

                                                      Inception--
                                                      April 1997
                                                        Through          Year Ended     Year Ended
                                                      December 31,      December 31,   December 31,
                                                          1997              1998           1999
                                                          ----              ----           ----
                                                            (in thousands, except percentages)
Revenues ...........................................   $  32,625        $ 129,675        $ 183,338
Cost of services (exclusive of depreciation and
   amortization shown separately below) ............     (29,025)        (103,358)        (123,053)
                                                       ---------        ---------        ---------
Gross margin .......................................       3,600           26,317           60,285
                                                       ---------        ---------        ---------
Selling, general and administrative expenses .......      (6,191)         (33,140)         (68,593)
Non-cash compensation expense ......................          --               --             (311)
Special charge .....................................          --               --           (1,492)
Depreciation and amortization ......................        (839)          (7,340)         (26,331)
                                                       ---------        ---------        ---------
Loss from operations ...............................   $  (3,430)       $ (14,163)       $ (36,442)
                                                       =========        =========        =========
Other Financial Data
EBITDA (as defined) (1) ............................   $  (2,591)       $  (6,823)       $  (8,174)
Revenues as a percentage of consolidated
   revenues ........................................        10.9%            14.6%            12.5%
Gross margin as a percentage of revenues ...........        11.0%            20.3%            32.9%
Selling, general and administrative expense as a
   percentage of revenues ..........................        19.0%            25.6%            37.4%


----------
(1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes a special charge recorded in 1999 for consolidating locations, streamlining operations and exiting certain product lines and distribution channels, including telemarketing and certain prepaid calling plans. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated.

We began Asia/Pacific Rim revenue producing operations through our Australian subsidiary with the acquisition of a customer base in Australia in the second quarter of 1997. In Australia we provide domestic and international long distance, mobile and prepaid calling card services. We initiated operations in Japan in July 1998 and in Hong Kong in January 1999.

Also included in Asia/Pacific and other operations are our operations in Latin America. We commenced Latin American revenue producing operations in Venezuela and Mexico in the third quarter of 1997 and in the first quarter of 1999, respectively. In 1999, we entered into a joint venture to market voice-over Internet services in Brazil. The financial results of our operations in Latin America have been immaterial to date.


   deltathree.com Operations (1)

                                                       Acquisition--
                                                         July 1997
                                                          through        Year Ended      Year Ended
                                                       December 31,     December 31,    December 31,
                                                           1997             1998            1999
                                                       ------------     ------------    ------------
                                                            (in thousands, except percentages)
Revenues ...........................................      $    389        $  1,742        $  3,622
Cost of services (exclusive of depreciation and
         amortization shown separately below) ......          (299)           (761)         (2,324)
                                                          --------        --------        --------
Gross margin .......................................            90             981           1,298
                                                          --------        --------        --------
Selling, general and administrative expenses .......        (1,071)         (4,725)        (13,536)
Non cash compensation expense ......................            --              --         (19,859)
Depreciation and amortization ......................          (185)         (2,671)         (6,237)
                                                          --------        --------        --------
Loss from operations ...............................      $ (1,166)       $ (6,415)       $(38,334)
                                                          ========        ========        ========
Other Financial Data
EBITDA (as defined) (2) ............................      $   (981)       $ (3,744)       $(12,238)
Revenues as a percentage of consolidated
         revenues ..................................           0.1%            0.2%            0.2%
Gross margin as a percentage of revenues ...........          23.1%           56.3%           35.8%
Selling, general and administrative expense as a
         percentage of revenues ....................         275.3%          271.2%          373.7%

------------------
  (1) The amounts presented are as included in our consolidated financial results and differ from the separately reported results of deltathree.com because our results exclude our intercompany transactions with deltathree.com.
  (2) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes non-cash compensation expense. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

We acquired a 51% controlling interest in deltathree.com in 1997 and the remaining 49% interest by April 1998. In November 1999, deltathree.com successfully sold 6.9 million shares of common stock in its initial public offering at a price of $15 per share and received net proceeds from the offering of $96.2 million. These proceeds will enable deltathree.com to provide its growing base of subscribers expanded worldwide infrastructure, new distribution channels as well as fund additional marketing and technological initiatives. After the initial public offering of its common stock, we continue to own approximately 68% of the equity of deltathree.com.


Cost of Services (exclusive of depreciation and amortization)

Our cost of services is primarily comprised of costs associated with gaining local access and the transport and termination of calls over RSL-NET. The majority of our cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. For certain key markets, we plan to make significant investments in indefeasible rights of use, or IRUs, minimum investment units, or MIUs, and domestic circuits and, as a result, expect that an increasing amount of our total operating costs will become fixed, as the volume of our calls carried over our own facilities increases. As we migrate increasing amounts of traffic from leased facilities to owned facilities, we experience improving operating results in those operations where such traffic migration occurs. The depreciation expense with respect to our MIUs and IRUs is not accounted for in cost of services. In addition, we intend to lower our variable cost of termination as a percentage of revenues by carrying traffic pursuant to more of our existing operating agreements and by negotiating additional operating agreements on strategic routes. We have directly linked certain of our local operators in Europe and the United States utilizing lines leased on a fixed-cost, point-to-point basis and utilizing MIUs and IRUs. To the extent traffic can be transported between two local operators over MIUs or IRUs, there is only marginal cost to us with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. Our cost of transport and termination will decrease to the extent that we are able to bypass the settlement rates associated with the transport of international traffic.

While we intend to purchase or construct international transmission facilities where such facilities are available for purchase or may be constructed and such investments are cost effective and warranted by traffic patterns, a significant percentage of our international transmission facilities will continue to be leased on a variable cost basis. Accordingly, variable costs will continue to be a majority of our cost of services for the foreseeable future.

Our cost of services is primarily affected by the volume of traffic relative to our owned facilities and facilities leased on a point-to-point, fixed-cost basis and capacity leased on a per minute basis with volume discounts. To the extent that volume exceeds capacity on leased facilities that have been arranged for in advance, we are forced to acquire capacity from alternative carriers on a spot rate per-minute basis at a higher cost. Acquiring capacity on such an overflow basis has a negative impact on margins, but enables us to maintain uninterrupted service to our customers.

Effect of Deregulation on European Cost of Services (exclusive of depreciation and amortization). Our cost structure varies from country to country and is significantly impacted by the extent of regulation in place in each country. In general, our cost structure is lower in countries that have been substantially deregulated than in those which are partially deregulated. In countries that are not substantially deregulated, our access to the local exchange network is through more expensive means (i.e., leased lines or dial-in access). This results in higher costs to us for carrying international traffic originating within one country and terminating in another country. In addition, local regulations in many countries restrict us from purchasing capacity on international cable and fiber systems. We must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute of use termination rates from the dominant carrier. Further deregulation in countries in which we operate is expected to better enable us to interconnect our switches with the local exchange network and to purchase our own international facilities. We believe that as a result of further deregulation, particularly in certain countries in which we operate, our cost structure will improve. Deregulation in a particular country is also expected to permit us to terminate international inbound traffic in such country which we expect will result in an improved cost structure for us as a whole.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of costs incurred to gain new customers, introduce of new products and services, provide ongoing customer service and continue the expansion of RSL-NET. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as we commence operations in different countries, we incur significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising.

We have grown by establishing operations in countries that are in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of our operations is in a different stage of development. The early stages of development of a new operation have involved substantial start-up costs in advance of revenues. Upon the commencement of such operations, we generally have incurred additional fixed costs to facilitate growth. We expect that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, our consolidated results of operations will vary depending on the timing and speed of our expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of our more established local operators.


Acquisition Accounting

Since our formation in 1994, we have expanded our revenues, customer base and network through internal growth and acquisitions. All of our acquisitions were negotiated on an arm's-length basis with unaffiliated third parties. We accounted for all of our acquisitions of controlling interests using the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at their dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has primarily been recorded as goodwill, which is being amortized over a 5- to 20-year period.


Component Cost and Purchase Price Allocation

We have recorded goodwill in connection with our European and North American acquisitions. Goodwill represents the excess of cost over the fair value of the net assets of acquired entities. Our component cost and purchase allocation for these acquisitions is set forth below.

Europe. As of December 31, 1999, we had recorded an aggregate of approximately $230.6 million of goodwill in connection with our European acquisitions. Our component cost and purchase price allocation for our European acquisitions for each of 1995, 1996, 1997, 1998 and 1999 are as set forth below.


                        Component Cost and
                     Purchase Price Allocation


                                                      1995    1996    1997     1998    1999
                                                      ----    ----    ----     ----    ----
                                                                ($ in millions)
Assets Acquired:
   Cash ...........................................   $ --   $ 2.3   $ 1.4   $   --  $ 3.5
   Accounts receivable ............................    0.2     0.7     2.3     28.7    2.5
   Telecommunications equipment ...................     --     2.3     0.8      8.2    1.9
   Deposits and others ............................     --     0.1     0.8     13.1    2.8
   Intangible assets-goodwill .....................    0.9    24.2    31.4    131.3   42.8
   Intangible assets--customer base ...............     --      --      --      5.2     --
   Intangible assets--name ........................     --      --      --     10.0     --
Liabilities Assumed:
   Accounts payable and other long-term liabilities    0.2     5.3     5.3     62.4   12.5
   Lease commitments ..............................     --     2.4      --       --     --
Equity:
   Increase to shareholders' equity ...............     --      --     3.4       --   10.6
                                                      ----   -----     ---   ------  -----
Total Cash Invested ...............................   $0.9   $21.9   $28.0   $134.1  $30.4
Total Net Liabilities Assumed .....................     --     2.3      --     12.4    0.2
Total Stock Issued ................................     --      --     3.4       --   10.6
                                                      ----   -----     ---   ------  -----
Total Purchase Price...............................   $0.9   $24.2   $31.4   $146.5  $41.2
                                                      ====   =====   =====   ======  =====

         North America. As of December 31, 1999, we had recorded approximately $295.6 million of goodwill in connection with our North American acquisitions. Our component cost and purchase price allocation for our North American acquisitions for each of 1995, 1996, 1997, 1998 and 1999 are as set forth below:


                        Component Cost and
                     Purchase Price Allocation


                                                          1995    1996    1997     1998    1999
                                                          ----    ----    ----     ----    ----
                                                                    ($ in millions)
Assets Acquired:
   Cash and cash equivalents .........................   $ 7.4   $  --   $ 5.0   $  1.1   $  --
   Accounts receivable ...............................     9.0      --     5.2     29.6      --
   Telecommunications equipment ......................     4.5      --     0.8     28.7     1.2
   Deposits and others ...............................     1.9      --     0.5      5.5     4.7
   Intangible assets--goodwill .......................    29.3    27.6    80.3    147.6    10.8
   Intangible assets--customer base ..................      --      --     0.7     22.2      --
Liabilities Assumed:
   Accounts payable and other long-term liabilities ..    32.6     8.1    12.3     91.3      --
   Long-term debt ....................................     5.1      --      --       --      --
Equity:
   Increase to shareholders' equity ..................      --      --    38.2      9.5     2.9
                                                         -----   -----   -----   ------   -----
Total Cash Invested ..................................   $14.4   $19.5   $42.0   $133.9   $13.8
Total Net Liabilities
Assumed ..............................................    14.9     8.1     0.8     26.4      --
Total Stock
Issued ...............................................      --      --    38.2      9.5     2.9
                                                         -----   -----   -----   ------   -----
Total Purchase Price .................................   $29.3   $27.6   $81.0   $169.8   $16.7
                                                         =====   =====   =====   ======   =====


Years Ended December 31, 1999 and 1998

Revenues. Revenues increased to $1,469.8 million for the year ended December 31, 1999 compared to $885.9 million for the year ended December 31, 1998, an increase of $583.9 million or 65.9%.

This increase is due primarily to an increase in our European revenues from $306.3 million in 1998 to $736.3 million in 1999 an increase of $430.0 million or 140.3%. This increase was primarily from acquisitions, principally the Motorola Tel.co wireless reseller business in the United Kingdom and Germany in August 1998 and Telegate, the German directory information provider which we began to consolidate in December 1998. We also experienced positive sequential growth, excluding the impact of acquisitions, in each quarter during 1999. Contributing to the growth in European revenues was the growth in the customer base, which increased from 439 thousand customers at the end of 1998 to over 700 thousand at the end of 1999. European revenues as a percentage of consolidated revenues increased from 34.6% in 1998 to 50.1% in 1999 primarily as a result of these acquisitions and growth. This growth is consistent with our strategy of expansion in Europe to position ourselves for profitability as anticipated deregulation will make it possible for us to compete more effectively with the incumbent local service providers.

Revenues from our North American operations increased from $448.2 million in 1998 to $546.6 million in 1999, an increase of $98.4 million or 22.0%. This increase was primarily from acquisitions, principally the Westinghouse Communications business in the United States and the Westel Telecommunications business in Canada, both of which occurred in July of 1998. Partially offsetting the growth from these acquisitions was the efforts made during 1999 to focus the United States' operations on end user customers rather than low margin wholesale and prepaid calling card customers. Also contributing to the slower revenue growth was the decision made in October 1999 to discontinue certain prepaid calling card plans and exit the telemarketing business, which also provide low margin. As a result of these actions, the number of customers in our North American operations declined from 206,000 at December 31, 1998 to 136,000 at December 31,1999 and North American revenues as a percentage of consolidated revenues decreased from 50.6% to 37.2%.

Revenues from our Asia, Pacific and other operations, which are comprised primarily of our operations in Australia, increased from $129.7 million in 1998 to $183.3 million in 1999, an increase of $53.6 million or 41.3%. This increase was primarily due to the growth in mobile service customers as a result of the acquisition of First Direct Communications Pty. Ltd. and Link Telecommunications Pty. Ltd., two mobile telecommunications resellers in Australia in March 1998. Also contributing to the revenue growth was the increase in commercial and residential customers. Total customers in the region, which includes relatively minor operations in Japan, Hong Kong as well as Mexico and Venezuela increased from 164,000 at December 31,1998 to 226,000 at December 31,1999. Asia, Pacific and other operations as a percentage of consolidated revenues declined from 14.6% at December 31,1998 to 12.5% at December 1999. This decline is consistent with our focus of aggressive growth in Europe.

The remaining revenue is attributable to deltathree.com, our internet telephony subsidiary, which is in a start up mode. For the year ended December 31, 1999 deltathree.com reported third party revenues of $3.6 million compared with $1.7 million in 1998.

Cost of Services (exclusive of depreciation and amortization shown separately below). Cost of services increased to $1,034.3 million for the year ended December 31, 1999 from $702.6 million for the year ended December 31, 1998, an increase of 47.2%. This increase is primarily due to a significant increase in traffic and, to a certain extent, increased rates paid to our carrier vendors. As a percentage of revenues, cost of services decreased to 70.4% of revenues, for the year ended December 31, 1999 as compared to 79.3%, for the year ended December 31, 1998. During 1999, we recorded a special charge of which $2 million, representing the write-off primarily of certain prepaid card inventory, was recorded in cost of services. Cost of services, as a percentage of revenues decreased in all of our geographic regions. In our European operations, costs of services as a percentage of revenues decreased from 76.1% in 1998 to 63.8% in 1999. This decrease is primarily attributable to the increased utilization of our facilities, increases in higher-volume commercial accounts and an increase in higher margin wireless subscribers. In our North American operations, costs of services as a percentage of revenues decreased from 81.5% in 1998 to 80.4% in 1999. This decrease is primarily attributable to the change during the year in the mix of revenues as we reduced our emphasis on high cost, low profit margin wholesale sales to other telecommunication carriers and expanded our sales to lower cost, high profit margin end user commercial and residential customers. Also contributing to the improved costs is the decision made in the third quarter to exit the high cost, low profit margin telemarketing business and certain prepaid calling card plans. In our Asia Pacific and other operations, costs of services as a percentage of revenues decreased from 79.7% in 1998 to 67.1% in 1999. This decrease is primarily due to the reduction in start up costs and growth in the cellular business in our Australia operations.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the year ended December 31, 1999 increased by $209.8 million, or 88.1%, to $447.9 million from $238.1 million for the year ended December 31, 1998. This increase is primarily attributable to start-up costs in, and expansion of, our European operations, customer acquisition costs, and the hiring of additional sales and customer service personnel particularly in Europe.

Selling, general and administrative expense as a percentage of revenues increased to 30.5%, for the year ended December 31, 1999 as compared to 26.9%, for the year ended December 31, 1998. In our European operations, selling, general and administrative expense as a percentage of revenues decreased from 33.9% to 33.1% in 1999 due to cost efficiencies achieved at our larger operations in Germany and the United Kingdom. This favorability was partially offset by the inclusion of the results of Telegate AG, a directory information provider in Germany, which we began consolidating at the end of 1998. As a directory information provider, Telegate's cost structure is quite different from our other operations since its costs are predominantly labor-related with proportionately lower network costs. In our North American operations, selling, general and administrative expense as a percentage of revenues increased from 18.2% in 1998 to 19.6% in 1999. This increase was due to increased marketing and advertising costs incurred in connection with our efforts to expand our presence in the commercial and residential markets. In our Asia, Pacific and other operations, selling, general and administrative expense as a percentage of revenues increased from 25.6% in 1998 to 37.4% in 1999 due to increases in marketing, advertising and customer retention costs in Australia as well as start up costs in Japan, Hong Kong, Mexico and Venezuela. Selling general and administrative expense at deltathree.com increased from $4.7 million in 1998 to $13.5 million in 1999. This increase is due to additional marketing, advertising and start-up costs as the Company expands its customer base and product offerings.

Non-cash Compensation Expense. Non-cash compensation expense relates to variable stock incentive awards that were previously granted to employees in several of our subsidiaries, primarily deltathree.com. Non-cash compensation expense in 1999 was $23.6 million. This is mainly the result of deltathree.com's initial public offering, which took place in the fourth quarter of 1999. Non-cash compensation expense will continue to be recorded in future periods as awards are vested primarily at deltathree.com.

Special Charge. During the third quarter of 1999, we recorded a special charge of approximately $32.1 million, primarily for consolidating locations, streamlining operations, discontinuing certain prepaid calling card plans and exiting the telemarketing business. The special charge is comprised of approximately $13.1 million for terminating various operating leases, $12.4 million for the severance of 74 telemarketing employees, as well as world-wide staff reductions of 115 employees, and $6.6 million for the write down of certain telemarketing and prepaid calling card assets of which $2.0 million was associated with the write-off of inventory. These expenses appear in the accompanying year ended December 31, 1999 income statement as $30.1 million in the special charge line item and $2.0 million in the cost of services line item. During the fourth quarter of 1999 we incurred $3.0 million for terminating leases, $5.8 million for the severance of 76 telemarketing employees and 104 other staff employees and $6.6 million for asset write downs including inventory. As of December 31, 1999 the reserve balance was $16.7 million, of which $10.1 million is for terminating leases and $6.6 million is for severance payments to be paid out primarily to former employees who have already been severed, during the first three quarters of 2000 in accordance with local country requirements.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 136% to $177.9 million for the year ended December 31, 1999 from $75.4 million for the year ended December 31, 1998. This increase is primarily attributable to the full year impact of the amortization of goodwill and other intangibles recorded in connection with several large acquisitions made in the second half of 1998 and higher depreciation due to continued significant capital expenditures. Depreciation expense is expected to continue to increase in the future as we continue to expand and enhance our network.

Interest Income. Interest income increased to $20.6 million for the year ended December 31, 1999 from $16.1 million for the year ended December 31, 1998. The increase is primarily as a result of interest earned on the net proceeds from the notes issued in prior years as well as the notes issued in 1999.

Interest Expense. Interest expense increased to $133.2 million for the year ended December 31, 1999 from $75.4 million for the year ended December 31, 1998. The increase is primarily as a result of increased debt relating to the notes issued during 1998 and 1999.

Foreign Exchange. We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business.

We recorded a foreign currency translation adjustment of $7.6 million as a component of equity as of December 31, 1999. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

We incur settlement costs when we exchange traffic via operating agreements with foreign correspondents. These costs currently represent a small portion of total costs; however, as our international operations increase, we expect that these costs will become a more significant portion of our cost of services. Such costs are settled by utilizing a net settlement process with our foreign correspondents comprised of special drawing rights. Such rights are the established method of settlement among international telecommunications carriers and are valued based upon a basket of foreign currencies. We believe that this mitigates, to some extent, our foreign currency exposure. We have monitored and will continue to monitor our currency exposure.

Foreign exchange transaction gain (loss)--net, was a net gain of $17.0 million, for the year ended December 31, 1999, as compared to a net loss of $11.1 million, for the year ended December 31, 1998. The gains through 1999 compared to the loss in 1998 are primarily a result of the decline in the value of the Deutsche mark against the U.S. dollar associated with our 1998 Deutsche mark denominated Senior Discount Notes in 1999 as opposed to the increase in the Deutsche mark against the U.S. dollar in 1998.

Loss in Equity Interest of Unconsolidated Subsidiaries--Net. We recorded a loss in equity interest of unconsolidated subsidiaries--net of $4.7 million for the year ended December 31, 1999, to reflect our pro-rata share of the operating loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portuguese international telecommunications carrier, MK Telecom Network Inc., a Canadian microwave telecommunications facilities company and Cetel, a Spanish international telecommunications carrier.

Net Loss. The net loss increased to $358.2 million for the year ended December 31, 1999, as compared to the net loss of $219.2 million for the year ended December 31, 1998 due to the factors described above. Also impacting the comparisons of the net loss between periods is an extraordinary item of $20.8 million recorded in the year ended December 31, 1998, representing the premium paid to retire approximately $127.5 million of the original $300.0 million of our 1996 Notes.


   Years Ended December 31, 1998 and 1997

Revenues. Revenues increased to $885.9 million in 1998 compared to $300.8 million in 1997, an increase of 195%. This increase is due primarily to an increase in (1) North American revenues to $448.2 million in 1998 from $194.1 million in 1997 and (2) European revenues, which increased to $306.3 million in 1998 from $73.7 million in 1997. We had revenue generating operations in the U.S., Canada, 14 European countries, Venezuela, Australia and Japan during 1998. The increase in North American revenues was primarily due to acquisitions, which contributed $150.8 million in 1998 and $11.2 million in 1997, a significant increase in our U.S. commercial customer base and increased traffic volume from existing customers. Revenues from European operations increased as a result of
(1) increased sales of prepaid calling cards, which contributed $24.6 million in 1998 and $3.0 million in 1997, (2) acquisitions, primarily the Motorola Telco acquisition, which contributed $153.7 million to 1998 European revenues, and (3) an increase in the European customer base. Revenues from Asia/Pacific and other operations increased to $129.7 million for 1998, compared with $32.6 million for 1997, primarily as a result of various acquisitions which had taken place throughout the period.

Cost of Services (exclusive of depreciation and amortization). Cost of services increased to $702.6 million for 1998 from $265.3 million for 1997, an increase of 165%. This increase is primarily due to increased traffic and, to some extent, increased rates paid to our carrier vendors. As a percentage of revenues, cost of services decreased to 79.3% for 1998 from 88.2% for 1997. The decrease in cost of services as a percentage of revenues is primarily due to (1) the increased diversification in our customer base, (2) an increase in commercial accounts and mobile subscribers which positively impacted our profitability and (3) the improvement in our North American operations' costs of services, which represented 52.0% of our total cost of services in 1998. This was offset by our European operations, which experienced problems in purchasing capacity in Germany and France due in part to some delays in implementing deregulation in these countries. Accordingly, traffic arising from increased prepaid calling card sales in these countries had to be carried over uneconomical overflow capacity which produced low or negative gross margins for our prepaid operations in Germany and France. We believe that these capacity problems were temporary and have since been corrected.

Selling, General and Administrative Expense. Selling, general and administrative expense for 1998 increased by $143.4 million, or 151%, to $238.1 million from $94.7 million for 1997. This increase is primarily due to (1) costs of start-up in and expansion of our European operations, (2) costs associated with the hiring of new personnel in Europe and (3) acquisitions in North America and Australia. Our European operations contributed $103.9 million or 43.6% of our consolidated selling, general and administrative expense for 1998, although these operations accounted for only 34.6% of our total revenues in 1998. European selling, general and administrative expense increased as a result of the Motorola Telco acquisition and the significant increase in employees in many of our European operations.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 246% to $75.4 million for 1998 from $21.8 million for 1997. This increase is primarily due to the increased amortization of goodwill recorded as a result of our acquisitions, as well as an increase in investment in property and equipment.

Interest Income. Interest income increased to $16.1 million for 1998 from $13.8 million for 1997, primarily as a result of interest earned on the remaining net proceeds of notes we issued in 1998.

Interest Expense. Interest expense increased to $75.4 million for 1998 from $39.4 million for 1997, primarily as a result of interest related to notes we issued in 1998.

Foreign Exchange Transaction Loss. We experienced a foreign exchange transaction loss of $11.1 million for 1998, primarily because of the increase in the Deutsche mark against the U.S. dollar in connection with notes we issued in 1998 denominated in Deutsche marks.

Loss in Equity Interest of Unconsolidated Subsidiaries. We recorded a loss in equity interest of unconsolidated subsidiaries of $3.3 million for 1998 to account for our pro-rata allocable loss in our investment in each of Maxitel, Telegate Holding and MK Telecom Network. In December 1998, our voting interest in Telegate Holding was increased to 50.2% and has been consolidated from the transaction date through the end of the year.

Loss Before Extraordinary Item. Loss before extraordinary item increased to $198.4 million for 1998, as compared to a net loss of $100.2 million for 1997 due to the factors described above. An extraordinary item of $20.8 million for 1998 represents primarily the premium paid to retire approximately $127.5 million of the original $300.0 million of notes we issued in 1996. We had no similar expense in 1997 or 1999.


Liquidity and Capital Resources

We have incurred significant operating losses, net losses and negative cash flow from operations, due in large part to the start-up and development of our operations and the development of RSL-NET, our integrated digital communications network. We expect that our net losses and negative cash flow will continue as we continue to implement our growth strategy. Historically, we have funded our losses and capital expenditures through borrowings, capital contributions and a portion of the net proceeds of prior securities offerings.

Cash used in operating activities for the year ended December 31, 1999 totaled $152.9 million compared with $82.8 million for the year ended December 31,1998 reflecting the use of cash to fund operating losses and working capital requirements. Capital expenditures, which include assets acquired under capital lease obligations, for 1999 were $256.0 million compared with $247.7 million for the comparable period in 1998. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. We intend to continue to expand and develop our infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU' s and interests in inter-city fiber routes in certain key markets and installing additional national and international telephone gateway switches. We expect that we will invest in the aggregate approximately $260 million in 2000, including $10 million expected to be invested at deltathree.com, to expand and enhance our existing telecommunications network.

In March, 2000 a consortium led by our subsidiary RSL COM Spain was awarded a license to operate a wireless local loop network. The consortium, of which RSL COM Spain owns a 30% equity interest, will provide voice, data and video services through radio transmission, will enable users to make local and long distance calls and provide a permanent, high speed connection to the Internet for a flat rate. The network is expected to be operational before the end of 2000 in 30 cities. In connection with the build out of this network, we expect our share of the capital expenditures for 2000 to be in the range of $10 million to $25 million, incremental to our $260 million capital program.

Cash expended for acquisitions of subsidiaries were $66.4 million for 1999 primarily reflecting payments for properties acquired at the end of 1998 as well as the acquisition of Advanced Communications and an equity interest in Cetel compared with $287.0 million for 1998. At December 31, 1999, we had $163.7 million of working capital as compared to $255.2 million of working capital at December 31, 1998.

Our indebtedness, excluding capital lease obligations, was approximately $1.2 billion at December 31, 1999, substantially all of which represented long-term debt. Nearly all of our indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by us and by RSL COM U.S.A.

Through RSL PLC we have various senior notes and senior discount notes that are due from 2006 through 2009, totaling $1.19 billion, net, as of December 31, 1999. The notes were issued under indentures containing certain restrictive covenants which impose limitations on our ability to, among other things, incur additional indebtedness, pay dividends or make certain other distributions, issue capital stock of certain subsidiaries, guarantee debt, enter into transactions with shareholders and affiliates, create liens, enter into sale-leaseback transactions and sell assets.

Pursuant to a consent solicitation, we obtained the consent of holders of our outstanding debt and amended our indentures governing our debt in September 1999. These amendments were to permit the issuance and sale of capital stock of deltathree.com and our Australian subsidiary in public or private transactions without restricting the use of proceeds solely to investments in telecommunications assets. In connection with the consent solicitation, total fees were approximately $6.8 million. We recorded these fees as a reduction in paid in capital received by deltathree.com in connection with its initial public offering. We intend to continue to pursue an initial public offering of our Australian subsidiary and, if successful, proceeds received by us would be reinvested in our business.

Through LDM Systems, Inc., one of our subsidiaries, we have a $10.0 million revolving credit facility, all of which was available at December 31, 1999. This facility accrues interest at a rate of prime plus 2.5% per annum.

Through Telegate Holding, another subsidiary, we have a $26 million revolving credit facility, all of which was available as of December 31, 1999.

Through RSL COM Canada, we have a $6.9 million revolving credit facility of which $5.3 million was used for the lease of telecommunications equipment. The lease terms provide for monthly payments through February 2006 at an interest rate of 8.7% per annum.

One of our primary equipment vendors has provided some of our subsidiaries approximately $85 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At December 31, 1999, all available amounts were utilized under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus 3.50% to 5.25% or STIBOR plus 3.50% depending on the equipment purchased and whether the loan is guaranteed by the Swedish Export Credits Guarantee Board. We repaid approximately $30 million of the outstanding balance by the end of the first quarter of 2000.

In February, 2000 we issued 2.3 million Series A Convertible Preferred Shares (Series A Preferred Shares) at a price of $50 and received net proceeds of $111.0 million. Concurrent with the issuance, RSL PLC issued $100 million and 100 million Euro-denominated senior notes due 2010. The debt issuances generated combined proceeds to us of approximately $192.2 million.

Limitations under our most restrictive covenants will likely prohibit us from incurring any significant amount of additional indebtedness to fund net losses unless we complete an equity offering or generate significant positive cash flow from operations. We currently believe that the combined net proceeds from the Series A preferred shares, the concurrent debt offering and the remaining net proceeds from previous sales of shares and notes, and available borrowings under our revolving credit facilities, short-term lines of credit and overdraft facilities from local banks, will be sufficient to fund our capital expenditures and operations into the fourth quarter of 2001. However, we may be required to raise additional capital regardless of market conditions, if our plans or assumptions change or prove to be inaccurate, if we identify additional required or desirable infrastructure investments or acquisitions, if we experience unanticipated costs or competitive pressures or if the net proceeds from the Series A preferred shares and additional debt, together with other sources of liquidity, otherwise prove to be insufficient. We may, in any event, seek to raise additional capital through public or private debt or equity financings, if such financings become available on acceptable terms.

We determine our needs for cash exclusive of the needs of deltathree.com, which expects to seek additional financing in the public or private markets. We do not currently expect to provide any additional financing for deltathree.com. However, if deltathree.com is unable to obtain the financing that it needs from other sources, we may be requested by it to provide such financing. In the event we provide deltathree.com such financing, our requirements for additional cash would increase beyond the amounts we currently project.


Effects of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure. We have not participated in any hedging activities in connection with foreign currency exposure.


Seasonality

Our European operations experience seasonality during January, August, October and December and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many of our principal European customers are closed for some or all of this time.


RISK FACTORS

Forward-looking statements and associated risks.

         This annual report contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations (which we refer to as "Cautionary Statements") include, but are not limited to those matters addressed under this section ("Risk Factors"). All subsequent written and oral forward-looking statements attributable to us, our subsidiaries or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have a short operating history and limited operating experience. This may negatively affect future operations.

         We started operating our business in 1995. Some of our operations were acquired from others. However, most of our operations were started subsequent to 1995. Therefore, our operations have limited operating histories and we have limited experience in conducting those operations.

We entered newly opening markets as a key part of our business strategy. This has special risks.

         One key aspect of our business strategy has been to acquire or start businesses in markets where there is little, if any, privately-owned telephone service and where government-owned or government-controlled monopolies provide most of the telephone services. You should consider our prospects in light of the risks, expenses, problems and delays inherent in both establishing a new business and in establishing a new business in a market where competition did not previously exist, where customers are not accustomed to having choices and where our abilities are unknown. These inherent risks, expenses, problems and delays, many of which we have experienced, include, but are not limited to:

         o significant initial expenditures to build infrastructure (for example, purchases of switches and ownership and other rights to use fiber optic and wired cable systems to transport and route phone calls);
         o   our lack of experience in a developing market;
         o   absence of recognition by consumers;
         o   reluctance of consumers to use an untested service provider;
         o   lack of consumer education about our products and services;
         o   resistance by consumers, regulators and existing competitors;
         o need to commit to arrangements regarding transmission of phone calls prior to knowing the level of customer usage; and
         o legislative delays in adopting laws and regulations that are necessary for us to promote our business and compete effectively with incumbent carriers.

         Additionally, we have discounted and may need to continue to discount services in order to attract and retain customers and to compete with discounted prices offered by our competitors. We have incurred low and negative operating margins in some countries due, in part, to discounting and the other risks listed above. Some of our competitors are in a better financial position to absorb these losses. Some of the listed risks are described in further detail below.

We expand our business by acquiring or starting new operations. We may experience significant costs, delays and operational problems integrating these new operations.

         When we acquire or start a business we must integrate it with our existing operations. For businesses that we acquire, we must integrate various systems and administrative matters, including:

         o   switching operations
         o   transmission facilities
         o   information systems

         o   sales and marketing
         o   customer service
         o   billing
         o   finance and accounting
         o   quality control
         o   management
         o   personnel
         o   regulatory compliance

         Some or all of the operational hardware and software systems used in businesses we acquire may be incompatible with our existing systems. Acquired businesses also may offer products and services that we have no previous or limited experience in providing, such as, in the case of the 1998 Motorola Telco acquisition, the wireless resale business. Acquired businesses generally suffer from higher levels of employee resignations and customer terminations, beginning when employees and customers learn of a proposed transaction and ending some time after the transaction has been completed. We have experienced high levels of customer attrition and turnover in certain acquired businesses in the United States, Australia, France and Germany. In connection with the Motorola Telco acquisition, we experienced higher levels of customer attrition than previously experienced by our European operations.

         Moreover, we may, as a result of legal restrictions or other reasons, be limited to acquiring only a minority interest in a strategic target, in which case we will lack control over the target company's operations and strategies. Lack of control may interfere with our growth and the integration of our operations.

         In countries where we expand by establishing a new business, we must:

         o   recruit and train personnel
         o   establish offices
         o   obtain regulatory authorization
         o   lease transmission lines from our competitors
         o   obtain interconnection agreements with our competitors
         o   install hardware and software


         In addition, since we already operate businesses in many countries and we may expand into additional countries and regions, we must manage the problems associated with integrating a culturally and linguistically diverse workforce.

Our anticipated growth and acquisitions may strain our business operations.

         We have experienced rapid growth and we intend to pursue further expansion of our existing operations through acquisitions, joint ventures and strategic alliances, and the establishment of new operations. Our ability to manage our growth depends on our ability to:

         o   evaluate new markets and investment vehicles
         o   monitor operations and control costs
         o   maintain effective quality controls
         o create or integrate an effective management team and operations infrastructure
         o obtain satisfactory and cost-effective lease rights from, and interconnection agreements with, competitors that own transmission lines

         Our rapid growth puts strains on our resources, including our ability to:

         o   finance operating losses and capital expenditures;
         o   identify additional acquisition targets and joint venture partners;
         o   negotiate acquisition and joint venture agreements; and
         o maintain satisfactory relations with our joint venture partners and minority investors in acquired entities.

         Moreover, acquisitions and establishing new operations entail considerable expense in advance of anticipated revenues and may cause substantial fluctuations in our operating results.

         In addition, we have in the past acquired, and may continue to acquire, interests in operations for strategic reasons, even though those operations had or have operational or managerial problems or were or are incurring losses. These operational or managerial problems or losses have caused and may in the future cause us significant operational difficulties or consume substantial monetary, management and other resources.

Our planned expansions in our current markets may result in continued losses.

         We have generated net losses of $725.4 million from our inception through December 31, 1999. We have also incurred losses from operations since inception. We must continue to expand our operations and meet increasing demands for service, quality, availability of value-added services and competitive pricing in order to to establish and maintain a competitive position in our markets. We expect to incur significant net losses through 2001 due to our need to expand our operations, develop RSL-NET and build our customer base and marketing operations, and as a result of the interest expense on our outstanding indebtedness. Significant net losses and negative cash flow from operations may continue beyond 2001.

         In particular, we expect deltathree.com to have increasing losses as it rapidly expands its operations. Following its initial public offering completed in November 1999, deltathree.com expects to finance its own operations independently. Accordingly, we believe our financial results should be analyzed separately from deltathree.com. However, so long as deltathree.com results continue to be included in our consolidated results, their losses will adversely affect those results.

We have limited experience in providing data and Internet services which may affect future operations.

         We have limited experience in providing data and Internet services. Our ability to succeed in the data and Internet business will depend upon, among other things, our ability to integrate new equipment and software into our network, hire and train qualified personnel, enhance our billing, back-office and information systems to accommodate data and Internet transmission services, and obtain customer acceptance of our service offerings. If we are not successful in providing data and Internet services, there may be a material adverse effect on our business, financial condition, results of operations and our ability to service our outstanding indebtedness. The data and Internet businesses are also extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In providing these services, we will be dependent upon vendors for assistance in the planning and deployment of our data and Internet product and service offerings, and ongoing training and support. Our vendors may not have adequate experience in providing equipment and configuring data networks in our various markets. We may also experience technical difficulties in integrating our equipment and handling differing data transmission protocols in our various markets.

We will need to raise substantial additional capital to fund our growth strategy and continuing losses and to repay or refinance our outstanding debt securities. We cannot be sure that we will be able to raise additional capital when needed or on acceptable terms.

         We made capital expenditures of approximately $247.7 million in 1998 and $256.0 million in 1999. In 2000, we intend to make capital expenditures in similar amounts to those in 1998 and 1999. Our working capital deficit has been consistently increasing. We currently believe the combined net proceeds of the preferred shares offering and the concurrent debt offering, available cash, including the remaining net proceeds from our previous sales of shares and notes, and available borrowings under our credit facilities will be adequate to meet our future liquidity needs into the fourth quarter of 2001. We calculate our cash needs separately from those of deltathree.com, which completed an initial public offering in November 1999 and expects to finance its own operations independently from us. We may be required to seek additional capital regardless of market conditions if:

         o our plans or assumptions change or prove to be inaccurate, including assumptions about our competitors;
         o we identify additional required or desirable infrastructure investments or acquisitions;
         o   we experience unanticipated costs or competitive pressures;
         o the remaining net proceeds from the sale of our securities and other sources of available liquidity otherwise prove to be insufficient; or
         o deltathree.com is unable independently to raise additional capital sufficient to finance its business.

         We may also be required to raise capital to pay interest or principal on, or to refinance, our outstanding indebtedness, as it matures. We may, in any event, seek to raise additional capital promptly following this offering through public or private debt or equity financings, if such financings become available on acceptable terms. We cannot be sure that we will be able to raise additional capital if and when required. Among other things, the limitations contained in our outstanding indebtedness likely will prevent us from incurring any significant amounts of additional indebtedness, should additional capital be required, without the completion of a significant equity offering or the generation of significant positive cash flow at such time. If we fail to obtain additional capital on acceptable terms, we may be required to reduce our capital and operating expenditures, which would likely negatively impact our business, results of operations and financial condition and our ability to pay interest on or repay our existing obligations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from satisfying our obligations.

         At December 31, 1999, we had total consolidated indebtedness of approximately $1.2 billion and shareholders' deficit of approximately $83.6 million. Subject to our compliance with the limitations contained in our outstanding indebtedness, we may incur substantial amounts of additional indebtedness.

         For the years ended December 31, 1995, 1996, 1997, 1998 and 1999, our earnings were insufficient to cover our fixed charges. The deficiency was approximately $9.4 million for the year ended December 31, 1995, $37.7 million for the year ended December 31, 1996, $100.0 million for the year ended December 31, 1997, $199.9 million for the year ended December 31, 1998 and $338.8 million for year ended December 31, 1999.

         If our operations do not generate enough revenues or we cannot obtain sufficient funds at acceptable rates to make our debt payments when they are due or we fail to comply with the material terms of the legal documents governing our indebtedness, the value of our securities could be adversely affected.

Our high level of debt could also restrict our business significantly.

         Our level of indebtedness could have important consequences to you because:

         o it could limit our ability to obtain any additional financing in the future for working capital, capital expenditures or other purposes;
         o a substantial portion of any future cash flow from operations will be dedicated to the payment of our indebtedness and will not be available for investment in our business;
         o it could limit our flexibility in planning for, or reacting to changes in, our business;
         o it could place us at a competitive disadvantage compared to competitors who have less debt; and
         o it could make us more vulnerable in the event of a downturn in our business or a general downturn in the economy in any of our significant markets.

         The foregoing risks would be intensified to the extent we borrow additional money or incur additional debt.

The legal documents governing our indebtedness restrict our ability to take certain actions.

         The legal documents governing our outstanding indebtedness contain restrictive covenants which impose limitations on our ability and the ability of most of our subsidiaries to:

         o   incur additional indebtedness
         o   pay dividends or make other distributions
         o   issue capital stock of some of our subsidiaries
         o   guarantee debt
         o   enter into transactions with shareholders and affiliates
         o   create liens
         o   enter into sale-leaseback transactions
         o   sell assets
         o   make some types of investments

         As described above, these restrictions could inhibit us from raising additional capital to fund our operations and planned expansions, which could adversely affect our ability to generate cash to service our outstanding indebtedness.

We will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

         Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on our ability to generate cash. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We currently believe the combined net proceeds of our recent preferred shares offering and debt offering, available cash, including the remaining net proceeds from our previous sales of shares and notes, and available borrowings under our credit facilities will be adequate to meet our future liquidity needs into the fourth quarter of 2001.

         We cannot be sure that currently anticipated operating improvements will be realized on schedule or that available cash and borrowings will be sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness at or before the time it becomes due. We cannot be sure that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

         We determine our needs for cash exclusive of the needs of deltathree.com, which expects to seek additional financing in the public or private markets. We do not currently expect to provide any additional financing for deltathree.com. However, if deltathree.com is unable to obtain the financing that it needs from other sources, we may be requested by it to provide such financing. If we provide deltathree.com such financing, our requirements for additional cash would increase beyond the amounts we currently project.

Our ability to pay our obligations, and the ability of our subsidiary, RSL PLC, to pay its obligations, depends upon our ability to receive cash from our subsidiaries.

         Most of our outstanding indebtedness has been issued by our wholly owned subsidiary, RSL PLC. We are, and RSL PLC is, a holding company and, in each case, the only material assets consist of shares of subsidiaries and fluctuating cash balances. We and RSL PLC have contributed or loaned to our subsidiaries a substantial majority of the net proceeds from our prior sales of equity and debt and we intend to contribute or loan to our subsidiaries a substantial majority of the net proceeds from our recent sale of preferred shares and notes. In each case, our ability to pay our obligations depends upon our ability to receive cash from our subsidiaries. However, these subsidiaries may face difficulties distributing cash to us because:

         o they are separate and distinct legal entities and may have no obligation to make funds available to us;
         o   their ability to make distributions to us is subject to the availability of funds and the terms of their indebtedness;
         o   their repayment of loans and advances made to them by us may be subject to statutory or contractual restrictions or taxation;
         o their repayment of loans and advances is contingent upon their earnings;
         o   their payment of dividends to us may have adverse tax consequences;
             and
         o their ability to declare and pay dividends to us may be subject to legal restrictions or restrictions contained in organizational documents or loan agreements.

         If a subsidiary is liquidated or reorganized, there may not be sufficient assets for us to recover our investment in that subsidiary. Any right we or RSL PLC have to receive assets from a subsidiary upon its liquidation or reorganization is secondary to the claims of the subsidiary's creditors, unless we are, or RSL PLC is, independently recognized as a creditor. Even if we are, or RSL PLC is, recognized as a creditor, our claims could be junior to claims held by other creditors.

If we are unable to adapt to the rapidly changing industry in which we operate, we may be negatively affected.

         The international telecommunications industry is changing rapidly, due to:

         o   deregulation
         o   privatization of government-owned telephone monopolies

         o   technological improvements
         o   expansion of telecommunications infrastructure
         o   the globalization of the world's economies
         o   free trade

We may be unable to compete effectively or adjust our contemplated plan of development to meet these changing market conditions.

         Much of our planned growth is predicated upon the deregulation of telecommunications markets. Such deregulation may not occur when or as anticipated, if at all, and we may not be able to grow in the manner or at the rates currently contemplated.

         Moreover, the telecommunications industry is in a period of rapid technological evolution and expansion, marked by the introduction of new products and services offered, including the use of the Internet and Internet Protocol, or IP, for international voice and data communications, and increased satellite and fiber optic cable transmission capacity. We cannot predict which of the many possible future products and services will be necessary to establish and maintain a competitive position or what expenditures will be required to develop and provide these products and services, nor can we predict how any developments will affect pricing of telecommunications products and services.

         Our profitability will depend, in part, on our ability to anticipate and adapt to rapid technological changes occurring in the telecommunications industry and on our ability to offer, on a timely basis, services meeting evolving industry standards and customer preferences. We may be unable to adapt to these technological changes or to offer these services on a timely basis. Even if we are able to do so, we may not be able to do so at reasonable cost or on a profitable basis.

Worldwide deregulation is increasing competition in our industry. If we are unable to compete effectively, our operations will be negatively impacted.

         Some of the markets we compete in have only recently deregulated or are in the process of deregulating communications services. Customers in these markets generally are not familiar with obtaining telephone services from anyone other than government-owned or government-controlled monopolies and may be (and often are) reluctant to use new providers. We cannot, therefore, guarantee that our target customers will entrust their communications needs to us. Additionally, our target customers may switch to other service providers as a result of the price competition that often arises in these markets as we, along with other new market entrants, attempt to establish ourselves and gain customers and the existing providers attempt to retain their dominance in their markets. We anticipate increased competition as worldwide deregulation accelerates.

         We compete with a variety of other communications providers in each of our markets, including:

         o government-owned and government-controlled telephone monopolies (e.g., France Telecom and Deutsche Telekom), established competitors such as Cable & Wireless PLC and global alliances, such as Concert, AT&T's alliance with British Telecom, that offer international and national long distance services, local service in conjunction with long distance services, data and Internet products and services and packages of value-added services;

         o a variety of international long distance carriers and resellers including AT&T, MCI Worldcom and Sprint in North America; Colt Telecommunications, Global Crossing, GTS, ICG, Qwest and Viatel in Europe; Telstra and Cable & Wireless Optus in Australia and Teleglobe in Canada; and

         o emerging data and voice communications competitors, including Facilicom in Finland, Omnicom in France, Infostrada in Italy, Jazztel in Spain and AT&T Canada, Sprint Canada and Telus in Canada and others.

         Many of the incumbent telecommunications operators and established competitors have significantly greater financial, management and operational resources than us and more operational history and experience. In addition, incumbent telecommunications operators and existing local carriers generally have specific competitive advantages over us due to (1) their control over and connection to intra-national and local exchange transmission facilities, (2) their ability to delay access to lines and (3) the reluctance of some regulators to adopt policies and grant approvals that would increase competition. Our local operators would be adversely affected to the extent that the incumbent telecommunications operators or incumbent local exchange carriers in any jurisdiction use their competitive advantages to the fullest extent.

         Recent and pending deregulation in each of our markets is encouraging new entrants or empowering incumbents. As a result, we expect to encounter additional regional competitors and increased competition. Moreover, we believe that competition in foreign markets will increase and become increasingly similar to the competitive environment in the U.S.

Pricing pressures may negatively impact our business.

         Competition for long distance customers is primarily on the basis of price and, to a lesser extent, on the type and quality of services offered and customer service. Prices for long distance calls, currently our principal service, are decreasing substantially in most of our markets. These price decreases are significant in some of our markets, particularly in the U.S., Canada and Germany.

         We attempt to discount our services from the prices charged by the incumbent telecommunications operators and other established carriers in each of our markets. We have no control over the prices set by our competitors, and some of our larger competitors may be able to use their substantial financial resources to fund price wars that could cause smaller companies, including us, to exit a market because of the inability to operate profitably. In some deregulated or deregulating markets, including the U.S., Canada and Germany, severe price competition has occurred and, as deregulation progresses in other markets we may encounter severe price competition in those markets.

         There is currently excess international telephone transmission capacity. Industry observers have predicted that this excess capacity may result in significant downward pricing pressures and that, within a few years, the cost of a phone call may no longer be based on the distance the call is carried. Already, some of our competitors have introduced calling plans that provide for flat rates on calls within the U.S. and Canada, regardless of time of day or distance of the call. This system of pricing, if it were to become prevalent in our markets, would likely have a negative impact on our prospects, financial condition and results of operations and our ability to pay our obligations.

Government regulations restrict our operations. Delay in the liberalization of the European Union may delay our entry into some European markets.

         National and local laws and regulations differ significantly among the countries in which we operate. The interpretation and enforcement of these laws and regulations vary and could limit our ability to provide telecommunications services, including telephone calls over the Internet. Changes in laws and regulations, the adoption of new laws and regulatory schemes and future judicial or regulatory intervention in the U.S. or in any other country may have a negative effect on us.

         Our European strategy is based in large part upon the ongoing deregulation of the European Union and deregulation of other foreign markets based on European Commission directives and an international agreement of the World Trade Organization. Several EU member states have already experienced delays in deregulation. Moreover, even if a national legislature of an EU member state has implemented the relevant EC directives within the time frame established by the EC, there may be significant resistance to the implementation of these measures from government-owned and formerly government-owned monopolies, regulators within each member country, trade unions and other sources.

         The telecommunications services that we provide in various EU member states are subject to and affected by regulations and license conditions enforced by a national regulatory authority. This authority in the U.K. has imposed mandatory rate reductions on the dominant operator in the U.K. and is expected to continue to do so for the foreseeable future. This may have the effect of reducing the prices that we can charge our U.K. customers.

         Governments in other foreign markets may also fail to implement deregulation or even if they have implemented deregulation it may not proceed on schedule. In addition, even if these other foreign markets act to deregulate their telecommunications markets on the current schedule, the national governments of these foreign markets must pass legislation or other national measures to deregulate the markets within the countries. The national governments may not pass this legislation or other national measures or may not pass them in the form required, or may pass legislation or measures only after a significant delay. These and other potential obstacles to deregulation would have a negative effect on our operations by preventing us from expanding our operations as currently anticipated.

         The Internet telephone services that we provide through our subsidiary, deltathree.com, may be subject to and affected by regulations introduced by the authorities in each country where deltathree.com operates. Based on specific regulatory classifications and recent regulatory decisions, deltathree.com believes it qualifies for certain exemptions from telecommunications and common carrier regulation in many of its markets. However, the growth of Internet telephony has led to close examination of its regulatory treatment in many jurisdictions, making the legal status of deltathree.com's services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which deltathree.com operates. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as deltathree.com to provide services or to increase the cost of providing such services. In addition, deltathree.com's services may be subject to regulation if regulators distinguish phone-to-phone telephony service using Internet technologies over privately-managed networks such as deltathree.com's services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to deltathree.com could increase its costs of doing business and prevent it from delivering services by its current arrangements. Further, regulations and laws which affect the growth of the Internet could hinder deltathree.com's ability to provide its services over the Internet.

If we are unable to predict traffic volumes accurately, we may be forced to pay additional monies.

         At least some portion of all telephone calls made by our customers is transported through transmission facilities that we lease from our competitors. To date, we have generally leased transmission facilities on a short-term basis, which usually means on a per-minute basis. However, in cases where we anticipate higher volumes of traffic, we lease capacity on a monthly or longer-term fixed cost basis. When we negotiate lease agreements we must estimate future supply and demand for transmission capacity as well as the calling patterns and traffic levels of our existing and future customers. When excess transmission capacity is present, as is the case in the U.S., lease rates have declined and short-term leases have been advantageous. When capacity is constrained, the decline in lease rates slows or halts. As a result, longer-term leases may become more attractive. If we overestimate the volume of phone calls our customers actually make, we would be obligated to pay for calling capacity without adequate corresponding revenues and could be subject to underutilization charges. On the other hand, if we underestimate our need for calling capacity, we may be required to obtain calling capacity through more expensive means. In the past, we have at times overestimated our need for leased capacity and leased capacity which was underutilized resulted in our paying additional charges. We have at times also underestimated our needs and as a result we have transported traffic at a higher cost. A failure to accurately project needs for leased capacity in the future may have a negative effect on our business and our ability to satisfy our fixed obligations.

We rely significantly on other carriers. If we lose the ability to use other carriers or if they charge us inflated prices, our business would be significantly negatively impacted.

         We do not own any local transmission facilities and we own only a limited number of intra-national transmission facilities. Therefore, all of the telephone calls made by our customers are connected at least in part through transmission facilities that we lease from competitors who own and maintain their own systems. In many of the foreign jurisdictions in which we conduct business, the primary provider of significant local and intra-national transmission facilities is a government-owned or government-controlled monopoly. Accordingly, prior to full deregulation in those countries, we may be required to lease transmission capacity at artificially high rates. These rates may prevent us from generating gross profit on the related calls. In addition, the incumbent telecommunications operators may not be required by law to allow us to lease necessary transmission lines or, if they are required by law to lease transmission lines to us, we may encounter delays in commencing operations and negotiating leases and interconnection agreements (as has been the case in certain countries). Additionally, disputes may result with respect to pricing terms and billing with any third party with which we conduct business.

         In the U.S., the providers of local exchange transmission facilities are generally the incumbent local exchange carriers, principally the regional Bell operating companies. The permitted pricing of local facilities that we lease in the U.S. is subject to uncertainties. An appeals court has held that the FCC does not have jurisdiction to create national rules for the pricing of these facilities, but rather that jurisdiction rests with each of the individual states. Although the U.S. Supreme Court has recently upheld the FCC's jurisdiction, the appeals court is now considering the substantive merits of the FCC's rate methodology An order by the appeals court rejecting the FCC's rate methodology could make it more burdensome or expensive for us to enter a local market.

         We are also vulnerable to service interruptions and poor transmission quality from leased lines.

         If our relationships with one or more of our carrier vendors were to deteriorate, we could suffer a negative effect on our business, financial condition and results of operations.

Sophisticated information systems are vital to our growth. A failure to have effective information systems could negatively impact our operations.

         Sophisticated information systems are vital to our growth and ability to:

         o   monitor costs
         o   bill and receive payments from customers
         o   reduce credit exposure
         o   monitor the network
         o transport phone calls on the best route in terms of pricing and call quality
         o   achieve operating efficiencies.

         We currently operate separate network management information systems for our U.S., European and Australian operations. We integrate and operate the information services for all of our local operators from the regional headquarters of those local operators. Specific systems failures that could negatively impact our operations include a failure:

         o   of any of our current systems
         o   by us to efficiently implement or integrate new systems
         o   of any new systems
         o   to upgrade systems as necessary.

The Year 2000 problem places our technology systems at risk.

         Although we have not experienced any material system disruptions resulting from the transition to the year 2000, the possiblity remains that system failures by third parties could affect us, particularly with respect to billing for periods that ended shortly before or after January 1, 2000. In addition, we continue to test and assess our systems and monitor those of our vendors and customers. We expect any problems of this nature will make themselves known to us during the first quarter of 2000.

Our results may be affected by devaluation and currency risks.

         Most of our revenues, costs, assets and liabilities are denominated in local currencies. Because of the number of currencies involved, our constantly changing currency exposure and the fact that all foreign currencies do not fluctuate in the same manner against the U.S. dollar, we cannot quantify the effect of exchange rate fluctuations on our future financial condition or results of operations. In the future, we may acquire interests in entities that operate in countries where the export or conversion of currency is restricted. Currently, we do not hedge against foreign currency exchange risks but in the future we may commence hedging against specific foreign currency transaction risks. We may be unable to hedge all our exchange rate exposure economically, and exchange rate fluctuations may have a negative effect on our ability to meet our obligations.

Our controlling shareholder has the ability to fundamentally control our business.

         Ronald S. Lauder, chairman of our board of directors, controls a majority of the voting power of our common shares. As a result, Mr. Lauder has the voting power to approve certain fundamental corporate transactions and to elect all members of our board of directors. Mr. Lauder, together with other executive officers and directors, companies and partnerships they control and members of their immediate families, control a significant majority of the voting power of our common shares.

         The concentration of ownership may have the effect of delaying, deferring or preventing a change of control of our company, a transaction which might otherwise be beneficial to shareholders. In addition, our memorandum of association and bye-laws contain provisions that could delay, defer or prevent a change in control without the approval of the incumbent board of directors. These provisions could impede the ability of the shareholders to replace management even if factors warrant such a change.

If we or any of our foreign subsidiaries were deemed to be a foreign personal holding company or passive foreign investment company, our U.S. stockholders could be adversely affected.

         We will seek to manage our affairs and the affairs of our subsidiaries so that neither we nor any of our foreign corporate subsidiaries would be classified as a passive foreign investment company, referred to as a PFIC or, once we are or such a subsidiary is profitable, as a foreign personal holding company, referred to as an FPHC, under the U.S. Internal Revenue Code of 1986, to the extent such management of affairs is consistent with our other business goals. If we or any such subsidiary were an FPHC, the undistributed foreign personal holding company income (generally, the taxable income, with certain adjustments), if any, of us or of such subsidiary would be included in the income of our U.S. shareholders as a dividend on a pro rata basis. If we were a PFIC, then each U.S. holder of our preferred or common shares would, upon certain distributions by us, or upon disposition of those shares at a gain, be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge, generally as if the distribution or gain had been recognized ratably over the U.S. holder's holding period (for PFIC purposes) for the shares. If a "qualified electing fund" election were made by a U.S. holder of our shares, the rule described in the preceding sentence would not apply, but instead a pro rata share of our ordinary earnings and net capital gain (and those of any of our foreign corporate subsidiaries that were PFIC's) would be required to be included in such U.S. holder's income each year. Also, a U.S. holder of our common shares (or preferred shares, if regularly traded) may be able to make a mark-to-market election whereby annual increases and decreases in share value are included as ordinary income or deducted from ordinary income by marking-to-market the value of the shares at the close of each year. While we intend to manage our affairs and the affairs of our corporate subsidiaries so as to avoid PFIC status or, once profitable, FPHC status, to the extent such management of our affairs is consistent with our other business goals, there can be no assurance that we will be successful in this endeavor.

You may not be able to obtain legal judgments against our officers and directors that reside outside the U.S.

         We are incorporated in Bermuda. Some of our officers and directors reside outside the U.S. All or a substantial portion of the assets of these persons are or may be located outside the U.S. Consequently, it may not be possible to serve process within the U.S. upon these persons or to enforce against them judgments obtained in U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.

Effects of our incorporation under Bermuda corporate law.

         Bermuda law differs in certain respects from laws generally applicable to United States corporations and shareholders. These differences include less restrictive limitations on transactions entered into by us in which any of our directors have an interest and greater restrictions on the rights of our shareholders to dissent from and obtain remedies in connection with mergers, takeovers and other combination transactions and to pursue legal challenges to corporate actions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial instruments for trading or hedging purposes.

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. We recorded a foreign currency translation adjustment of $7.6 million as a component of equity as of December 31, 1999. This amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. For the year ended December 31, 1999, we recorded a foreign currency transaction gain of approximately $17.0 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with our notes denominated in Deutsche marks.

We incur settlement costs when we exchange traffic under operating agreements with foreign correspondents. These costs currently represent a small portion of the total costs of services; however, as our international operations increase, we expect that these costs will become a more significant portion of our cost of services. These costs are settled by using a net settlement process with our foreign correspondents comprised of special drawing rights. Special drawing rights are the established method of settlement among international telecommunications carriers. The special drawing rights are valued based upon a basket of foreign currencies and we believe that this mitigates, to some extent, our foreign currency exposure. We have monitored and will continue to monitor our currency exposure and, if necessary, may enter into forward contracts and/or similar instruments to mitigate the potential impacts of these risks.

We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of our long-term debt obligations are at fixed rates. We are exposed to interest rate risk, as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities. The interest rate that we will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently expect to enter into interest rate swap and/or similar instruments.

Our carrying value of cash and cash equivalents, accounts receivable, accounts payable, marketable securities--available for sale, accrued expenses and notes payable is a reasonable approximation of their fair value.

At December 31, 1999, the fair value of our long-term debt was estimated to be $1,099 million based on the overall weighted average rate of our long-term debt of 10.43% and an overall weighted average maturity of 8.4 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 10% of the market interest rate as of December 31, 1999. This type of an increase in interest rates would result in approximately a $72.8 million decrease in fair value of our long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in our 2000 Proxy Statement to be filed with the SEC no later than April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our 2000 Proxy Statement to be filed with the SEC no later than April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2000 Proxy Statement to be filed with the SEC no later than April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our 2000 Proxy Statement to be filed with the SEC no later than April 30, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (A)(1) THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE INCLUDED IN PART II, ITEM 8 OF THIS REPORT:

   Independent Auditors' Report
   Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999 Consolidated Statements of Operations and Comprehensive Loss for the
     Years Ended December 31, 1997, December 31, 1998 and December 31, 1999 Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
     December 31, 1997, December 31, 1998 and December 31, 1999
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
     December 31, 1998 and December 31, 1999
   Notes to Consolidated Financial Statements

   (A)(2) SEE (D) BELOW FOR A LISTING OF FINANCIAL STATEMENT SCHEDULES INCLUDED AS A PART OF THIS REPORT.

   (A)(3) SEE (C) BELOW FOR A LISTING OF THE EXHIBITS INCLUDED AS PART OF THIS REPORT.

   (B) CURRENT REPORTS ON FORM 8-K:

   We filed a Form 8-K with the SEC dated October 29, 1999, reporting that we had filed a press release regarding our third quarter financial results. The press release was filed as an exhibit to the Form 8-K.


   (C) THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS REPORT:

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

        *3.1  Certificate of Incorporation of RSL Communications, Ltd.,
              issued by the Bermuda Registrar of Companies on March 14, 1996.
        *3.2  Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996.
        #3.3  Bye-Laws of RSL Communications, Ltd., as amended.
       **4.1  Form of Class A Common Share Certificate.
       *10.1  Indenture, dated October 3, 1996, by and among RSL Communications PLC, RSL
              Communications, Ltd. and the Chase Manhattan Bank, as Trustee containing, as exhibits, specimens of 12 1/4 % Senior Notes due 2006.
       *10.2  Note Deposit Agreement, dated October 3, 1996, by and among RSL Communications PLC, RSL
              Communications, Ltd. and the Chase Manhattan Bank, as Book Entry Depositary.
       *10.3  Collateral Pledge and Security Agreement, dated October 3, 1996, by and among RSL
              Communications PLC and Trustee.
    ++++10.4  Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL
              Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
    ++++10.5  Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL
              Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
    ++++10.6  Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications,
              Ltd. to the Chase Manhattan Bank as Trustee.

    ++++10.7  Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications,
              Ltd. to the Chase Manhattan Bank as Trustee.
    ++++10.8  Note Deposit Agreement, dated as of March 16, 1998, by and between RSL Communications PLC and The Chase Manhattan Bank as Book-Entry Depositary.
    ++++10.9  Indenture, dated as of March 16, 1998, by RSL Communications PLC and RSL Communications, Ltd.
              to The Chase Manhattan Bank as Trustee.
      *10.10  Warrant Agreement, dated October 3, 1996, between RSL Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent.
      *10.11  Warrant Registration Rights Agreement, dated October 3, 1996, between RSL Communications,
              Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent.
      *10.12  Subordinated Promissory Note dated September 10, 1996, from RSL Communications, Ltd. to Ronald
              S. Lauder.
      *10.13  Warrant for 210,000 shares of Class B Common Stock of RSL Communications, Ltd. issued to Ronald
              S. Lauder on September 10, 1996.
      *10.14  RSL Communications, Ltd.'s 1995 Amended and Restated Stock Option Plan.
      *10.15  Memorandum of Agreement, dated July 30, 1996, between International Telecommunications
              Corporation and Codetel.
      *10.16  General Purchase Agreement , dated September 14, 1995, between Ericsson Inc. and International
              Telecommunications Corporation.
      *10.17  Lease Agreement between AB LM Ericsson Finans and International Telecommunications Corporation.
      *10.18  Lease Agreement, dated April 10, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans.
      *10.19  Lease Agreement, dated December 30, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans.
      *10.20  Asset Purchase Agreement, dated as of May 8, 1996 by and between RSL COM France S.A. and Sprint
              Telecommunications France Inc.
      *10.21  Asset Purchase Agreement, dated as of May 8, 1996, by and among Siena
              Vermogensverwaltungs-GmbH, Sprint Telecommunications Services GmbH, and Sprint Fon Inc.
      *10.22  Asset Purchase Agreement, August 12, 1996, by and between RSL COM UK Limited and Incom (UK) Ltd.
      *10.23  Stock Purchase Agreement, dated July 3, 1996, between RSL Communications Limited, Charles
              Piluso and International Telecommunication Group, Ltd.
      *10.24  Stock Purchase Agreement, dated September 9, 1996, between RSL Communications PLC,
              Richard Rebetti, Jr, and International Telecommunications Group, Ltd.
      *10.25  Agreement and Plan of Reorganization, dated September 9, 1996, among RSL Communications PLC,
              RSL Communications, Ltd. and Charles Piluso.
      *10.26  Tax Agreement, dated September 9, 1996, between RSL Communications PLC, RSL Communications,
              Ltd. and Charles Piluso.
      *10.27  Stock Purchase Agreement, dated September 22, 1995, by and between RSL Communications, Inc. and
              Charles Piluso.
      *10.28  Stock Purchase Agreement, dated September 22, 1995, by and between Richard Rebetti and
              RSL Communications, Inc.
      *10.29  Amendment to the Stock Purchase Agreement, dated September 22, 1995, between and among
              International Telecommunications Group, Ltd., International Telecommunications Corporation and
              RSL Communications, Inc.
      *10.30  Stock Purchase Agreement, dated March 10, 1995, between RSL Communications, Inc., International
              Telecommunications Group, Ltd. and International Telecommunications Corporation.
      *10.31  Indemnity Agreement, dated March 10, 1995, between and among International
              Telecommunications Group, Ltd., International Telecommunications Corporations and RSL
              Communications, Inc.
      *10.32  Sublease, dated July 18, 1996, between RSL Communications, Ltd., and RSL Management Corporation.
      *10.33  Lease, dated as of January 15, 1997, between Longstreet Associates L.P. and RSL COM U.S.A., Inc.

      *10.34  Amendment of Lease, dated as of December 6, 1995, between Hudson Telegraph Associates and
              International Telecommunications Corporation.
     **10.35  Shareholders Agreement of RSL Communications, Latin America, Ltd., dated August 4, 1997, between and among RSL Communications, Latin America, Ltd., RSL Communications, Ltd. and Coral
              Gates Investments Ltd.
      +10.36  RSL Communications, Ltd. 1997 Performance Incentive Plan.
     ++10.37  RSL Communications, Ltd. 1997 Stock Incentive Plan, as amended.
     **10.38  Lease Agreement, dated June 19, 1997 for property at 430 Park Avenue, New York, New York.
     **10.39  Stock Purchase Agreement of Delta Three, Inc.
     **10.40  Employment Agreement, dated September 2, 1997, between Itzhak Fisher and RSL Communications,
              Ltd.
     **10.41  Employment Agreement, dated September 2, 1997, between Itzhak Fisher and International
              Telecommunications Group, Ltd.
      +10.42  RSL Communications, Ltd. 1997 Directors' Compensation Plan.
     **10.43  Registration Rights Agreement, dated September 2, 1997, among RSL Communications, Ltd., Ronald
              S. Lauder, Itzhak Fisher and Coral Gate Investments Ltd.
     **10.44  International Telecommunication Services Agreement, dated July 1, 1995,between International
              Telecommunications Corporation and TELECOM Denmark.
     **10.45  International Telecommunications Operating Agreement, dated July 15, 1995 between Telenor
              Carrier Services A.S. and International Telecommunications Corporation.
     **10.46  International Telecommunication Services Agreement, dated May 10, 1994, Between Mercury
              Communications Limited and International Telecommunications Corporation.
     **10.47  Agreement Concerning Voice Distribution of International Telophony Traffic, undated,
              Between Unicource Carrier Services AG and International telecommunications Corporation.
     **10.48  International Telecommunications Services Agreement, dated May 31, 1994, between Compania
              Dominicana De Telefonos, C. Por A. and International Telecommunications Corporation.
     **10.49  Second Supplementary Agreement to the UK-Netherlands 14 Cable System Construction &
              Maintenance Agreement, effective February 18, 1997 among the parties on the Annex thereto.
     **10.50  Fourth Supplementary Agreement to the ODIN Construction and Maintenance Agreement, dated
              October 24, 1996, among the parties on the Annex thereto.
     **10.51  Second Supplementary Agreement to Antillas I Construction & Maintenance Agreement, dated
              February 13, 1997, among the parties on the Annex thereto.
     **10.52  Canus I Cable System Indefeasible Right of Use Agreement and Communications, Inc. and
              International Telecommunications Corporation.
     **10.53  Cantat - 3 Cable System Indefeasible Right of Use Agreement and Financing Agreement, dated
              March 12, 1996, between Teleglobe Cantat - 3 Inc. and International Telecommunications
              Corporation.
     **10.54  PTAT - 1 Submarine System Indefeasible Right of Use Agreement, dated May 12, 1994, between
              PrivateTransatlantic Telecommunications System, Inc. and International Telecommunications
              Corporation.
     **10.55  Third Supplementary Agreement to the TAT - 12/TAT - 13 Cable Network Construction and
              Maintenance Agreement, dated October 17,1995, among the parties on the Annex thereto.
      *10.56  Placement Agreement, dated as of September 30, 1996, by and among RSL Communications PLC, RSL
              Communications, Ltd. and Morgan Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon
              Read & Co. Inc..
    +++10.57  Asset Purchase Agreement, dated as of April 23, 1998 by and between CBS Corporation and
              RSL COM U.S.A., Inc.
  *****10.58  Restated Umbrella Agreement, dated as of June 26, 1998, among Motorola Limited, SA
              Motorola NV, Motorola Electronic GmbH, Motorola SA and RSL Communications, Ltd.

    ***10.59  Share Subscription, Share Option and Shareholders Agreement, dated June 10, 1998, among RSL COM
              Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
    ***10.60  Marketing and Distribution Services Agreement, dated as of June 10, 1998, between RSL Com
              Europe Ltd. and Metro Holding AG.
    ***10.61  Exchange Agreement, dated July 22, 1998, among Ligapart AG,
              Metro Holding AG and RSL Communications, Ltd.

    ***10.62  Amended and Restated Share Subscription, Share Option and Shareholders Agreement, dated July
              22, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
    ***10.63  Share Purchase Agreement, dated June 24, 1998, between
              British Columbia Railway Company and RSL Com Holdings
              Canada, Inc.
   ****10.64  Note Deposit Agreement, dated November 9, 1998, among RSL Communications PLC, RSL
              Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
   ****10.65  Indenture, dated November 9, 1998, by RSL Communications PLC and RSL Communications, Ltd. to
              The Chase Manhattan Bank as Trustee.
 ******10.66  Note Deposit Agreement, dated December 8, 1998, among RSL
              Communications PLC, RSL Communications , Ltd., and The
              Chase Manhattan Bank as Book-Entry Depository.
 ******10.67  Indenture, dated December 8, 1998, by RSL Communications PLC and RSL Communications, Ltd. to
              The Chase Manhattan Bank as Trustee.
      #10.68  Employment Agreement Between RSL Communications, Ltd. and David Hardwick.
 ******10.69  Employment Agreement Between RSL Communications, Ltd. and Donald Shassian.
      #10.70  Employment Agreement Between RSL COM U.S.A., Inc., and Michael Marino.
      @10.71  Registration Rights Agreement dated September 1, 1999, between RSL Communications, Ltd.
              and deltathree.com, Inc.
      @10.72  Amended and Restated Services Agreement by and between RSL Communications, Ltd. and
              deltathree.com, Inc., dated September 3, 1999.
      @10.73  Credit Facility dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com,
              Inc.
      @10.74  Management Agreement dated as of November 1, 1999 between deltathree.com, Inc. and RSL
              Communications, Ltd.
      @10.75  Amendment to Services Agreement by and between RSL Communications, Ltd. and deltathree.com,
              Inc., dated November 1, 1999
      @10.76  Co-Branding and Services Agreement effective as of October 1, 1999, between RSL COM
              PrimeCall, Inc. and deltathree.com, Inc.
      @10.77  Intercompany Compliance Agreement dated as of November 1, 1999, between RSL
              Communications, Ltd., RSL Communications PLC and deltathree.com, Inc

      @10.78  Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd. and
              deltathree.com, Inc.
     @@10.79  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and
              RSL   Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior
              Notes due 2009
     @@10.80  First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2%
              Senior Notes due 2008
     @@10.81  First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8%
              Senior Notes due 2008
     @@10.82  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4%
              Senior Notes due 2006
     @@10.83  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL
              Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due
              2008
     @@10.84  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL
              Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount
              Notes due 2008
     @@10.85  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL
              Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount
              Notes due 2008
       #21.1  Subsidiaries of the Registrant.
       #27.1  Financial Data Schedule.

* Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749).
**       Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No.333-34281).
***      Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325)
****     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325).
*****    Incorporated by reference to the Registrant's report on Form 8-K dated
August 14, 1998.
******   Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-70023).
+        Incorporated by reference to Registrant's Registration Statement on
Form S-8 (Registration No. 333-40085).
++       Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Commission on April 30, 1999.
+++      Incorporated by reference to Registrant's Report on Form 8-K/A dated
August 12, 1998.
++++     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-46125).
@        Incorporated by reference to deltathree.com, Inc.'s Registration
Statement on Form S-1 (Registration No. 333-86503)
#        Filed herewith.
@@       Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-90039).

(d) Schedule I--Condensed Financial Information of RSL Communications PLC (included at page S-1).
     Schedule II--Schedule of Valuation Allowances of RSL Communications, Ltd. (included at page S-4).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RSL COMMUNICATIONS, LTD.
Independent Auditors' Report............................................................................     F-2
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999...............................     F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
  December 31, 1997, December 31, 1998 and December 31, 1999............................................     F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1997,
  December 31, 1998 and December 31, 1999...............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
  December 31, 1998 and December 31, 1999...............................................................     F-6
Notes to Consolidated Financial Statements..............................................................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
RSL Communications, Ltd.

We have audited the accompanying consolidated balance sheets of RSL Communications, Ltd., a Bermuda corporation, and its subsidiaries (together, the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedules listed in the index as item 14(d) in part IV. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York
March 2, 2000

                            RSL COMMUNICATIONS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except for share data)

                                                                          December 31,   December 31,
                                                                             1998             1999
                                                                         -------------  -------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents ..........................................   $   367,823    $   238,724
   Accounts receivable--net ...........................................       181,845        258,983
   Marketable securities--available for sale ..........................        98,637         72,813
   Prepaid expenses and other current assets ..........................        77,772        116,929
                                                                          -----------    -----------
Total current assets ..................................................       726,077        687,449
                                                                          -----------    -----------
Restricted marketable securities--held to maturity ....................        20,159             --
                                                                          -----------    -----------
Marketable securities--available for sale .............................        12,911         11,341
                                                                          -----------    -----------
Property and Equipment:
   Telecommunications equipment .......................................       300,647        488,383
   Furniture, fixtures and information systems ........................        68,861        121,712
                                                                          -----------    -----------
                                                                              369,508        610,095
   Less accumulated depreciation ......................................       (45,785)      (134,559)
                                                                          -----------    -----------
   Property and equipment--net ........................................       323,723        475,536
                                                                          -----------    -----------
Investment in unconsolidated subsidiaries .............................         8,446         16,872
                                                                          -----------    -----------
Goodwill and other intangible assets--net of accumulated
  amortization ........................................................       589,517        606,039
                                                                          -----------    -----------
Deposits and other assets .............................................        33,760          6,071
                                                                          -----------    -----------
Total assets ..........................................................   $ 1,714,593    $ 1,803,308
                                                                          ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable ...................................................   $   170,135    $   186,354
   Accrued expenses ...................................................       191,234        262,880
   Notes payable ......................................................        11,537          1,190
   Deferred revenue ...................................................        23,647         19,412
   Capital lease obligations--current portion .........................        24,593         22,158
   Other liabilities ..................................................        49,781         31,725
                                                                          -----------    -----------
Total current liabilities .............................................       470,927        523,719
                                                                          -----------    -----------
Other liabilities--noncurrent .........................................         9,239         15,986
                                                                          -----------    -----------
Long-term debt--less current portion ..................................        12,643          4,386
                                                                          -----------    -----------
Senior notes--net .....................................................       998,868      1,186,904
                                                                          -----------    -----------
Capital lease obligations--less current portion .......................        77,864         82,671
                                                                          -----------    -----------
Total liabilities .....................................................     1,569,541      1,813,666
                                                                          -----------    -----------
Minority interest .....................................................        11,568         73,254
                                                                          -----------    -----------
Commitments and contingencies Shareholders' Equity (Deficit):
   Common Stock, Class A--par value $0.00457; 26,529,479 and 31,017,249 issued and outstanding at December 31, 1998 and 1999,
respectively ..........................................................           121            141
   Common Stock, Class B--par value $0.00457; 26,245,315 and 24,267,283 issued and outstanding at December 31, 1998 and 1999,
respectively ..........................................................           120            111
   Common Stock, Class C--par value $0.00457; 0 shares issued .........            --             --
   Preferred stock--par value $0.00457; 65,700,000 shares authorized,
    0 shares issued ...................................................            --             --
   Warrants--Common Stock, exercise price of $0.00457 .................         4,597          3,993
   Additional paid-in capital .........................................       501,239        645,336
   Deferred compensation ..............................................            --         (8,348)
   Accumulated deficit ................................................      (367,163)      (725,390)
   Accumulated other comprehensive (loss) gain ........................        (5,430)           545
                                                                          -----------    -----------
Total shareholders' equity (deficit) ..................................       133,484        (83,612)
                                                                          -----------    -----------
Total Liabilities and Shareholders' Equity (Deficit) ..................   $ 1,714,593    $ 1,803,308
                                                                          ===========    ===========

          See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.


          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               ($ and shares in thousands, except loss per share)

                                                          Year Ended     Year Ended     Year Ended
                                                         December 31,   December 31,   December 31,
                                                             1997           1998           1999
                                                        -------------  -------------  ---------------

Revenues .............................................   $   300,796    $   885,938    $ 1,469,849
                                                         -----------    -----------    -----------

Operating costs and expenses:
   Cost of services (exclusive of depreciation and
    amortization shown separately below) .............       265,321        702,602      1,034,334
   Selling, general and administrative expenses ......        94,712        238,141        447,883
   Non-cash compensation expense .....................            --             --         23,562
   Special charge ....................................            --             --         30,143
   Depreciation and amortization .....................        21,819         75,445        177,865
                                                         -----------    -----------    -----------

                                                             381,852      1,016,188      1,713,787
                                                         -----------    -----------    -----------
Loss from operations .................................       (81,056)      (130,250)      (243,938)
Interest income ......................................        13,826         16,104         20,593
Interest expense .....................................       (39,373)       (75,431)      (133,244)
Other income--net ....................................         6,595            739            764
Foreign exchange transaction gain (loss) .............            --        (11,055)        17,022
Minority interest ....................................           210          6,079        (11,365)
Loss in equity interest of unconsolidated
 subsidiaries ........................................            --         (3,276)        (4,718)
Income taxes .........................................          (401)        (1,334)        (3,341)
                                                         -----------    -----------    -----------
Loss before extraordinary item .......................      (100,199)      (198,424)      (358,227)
Extraordinary item ...................................            --        (20,800)            --
                                                         -----------    -----------    -----------
Net loss .............................................      (100,199)      (219,224)      (358,227)
Other Comprehensive Income gain (Loss):
   Foreign exchange translation adjustment ...........        (4,666)           897          7,583
Unrealized loss on securities ........................            --         (1,039)        (1,608)
                                                         -----------    -----------    -----------
Comprehensive loss ...................................   $  (104,865)   $  (219,366)   $  (352,252)
                                                         ===========    ===========    ===========
Loss per share of common stock before extraordinary
   item ..............................................   $     (5.27)   $     (4.52)   $     (6.63)
Extraordinary item per share of common stock .........   $        --    $     (0.47)   $        --
Net loss per share of common stock ...................   $     (5.27)   $     (4.99)   $     (6.63)
Weighted average number of shares of common stock
   outstanding .......................................        19,008         43,913         54,022

          See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                           ($ and shares in thousands)

                                      Class A                   Class B                   Preferred               Common Stock
                                    Common Stock              Common Stock                  Stock                   Warrants
                                 ------------------       --------------------       ------------------        -------------------
                                 Shares       Amount      Shares        Amount       Shares       Amount       Shares       Amount
                                 ------       ------      ------        ------       ------       ------       ------       ------
BALANCE
   December 31, 1996 .........       --        $ --       10,529         $ 48         9,244        $ 93        1,652        $5,544
Initial Public Offering of
   Class A Common Stock ......    8,280          38           --           --            --          --           --            --
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   warrants and options
   exercised .................    2,593          11           --           --            --          --          (39)         (133)
Conversion of Preferred
   Stock in exchange for
   Class B Common Stock ......       --          --       20,232           93        (9,244)        (93)          --            --
Foreign Currency
   Translation Adjustment ....       --          --           --           --            --          --           --            --
Amortization of deferred
   financing costs ...........       --          --           --           --            --          --           --            --
Net loss .....................       --          --           --           --            --          --           --            --
                                 ------       -----       ------        -----        ------       -----        -----        ------
BALANCE
   December 31, 1997 .........   10,873          49       30,761          141            --          --        1,613         5,411
Secondary offering of
   Class A Common Stock ......    7,544          34           --           --            --          --           --            --
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   distribution rights,
   warrants and options
   exercised .................    3,596          17           --           --            --          --         (243)         (814)
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............    4,516          21          (21)          --            --          --           --            --
Change in minority interest
   from step acquisition .....       --          --           --           --            --          --           --            --
Foreign Currency
   Translation
   Adjustment ................       --          --           --           --            --          --           --            --
Unrealized loss on
   securities ................       --          --           --           --            --          --           --            --
Net loss .....................       --          --           --           --            --          --           --            --
                                 ------       -----       ------        -----        ------       -----        -----        ------
BALANCE
   December 31, 1998 .........   26,529         121       26,245          120            --          --        1,370         4,597
Issuance of Common Stock
   by subsidiaries ...........       --          --           --           --            --          --           --            --
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   warrants and options
   exercised .................    2,510          11           --           --            --          --         (180)         (604)
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............    1,978           9       (1,978)          (9)           --          --           --            --
Deferred Compensation
   Expense ...................       --          --           --           --            --          --           --            --
Amortization of Deferred
   Compensation Expense ......       --          --           --           --            --          --           --            --
Costs incurred to obtain
   noteholders' consent for
   security offerings ........       --          --           --           --            --          --           --            --
Foreign Currency
   Translation
   Adjustment ................       --          --           --           --            --          --           --            --
Unrealized loss on
   securities ................       --          --           --           --            --          --           --            --
Net loss .....................       --          --           --           --            --          --           --            --
                                 ------       -----       ------        -----        ------       -----        -----        ------
BALANCE
   December 31, 1999 .........   31,017        $141       24,267         $111            --        $ --        1,190        $3,993
                                 ------       -----       ------        -----        ------       -----        -----        ------
                                 ------       -----       ------        -----        ------       -----        -----        ------
                                                                                        Accumulated
                                Additional        Deferred                                Other
                                 Paid-in       Compensation         Accumulated        Comprehensive
                                 Capital          Expense             Deficit              Loss              Total
                                ----------     ------------         -----------        -------------       ---------
BALANCE
   December 31, 1996 .........   $ 63,520        $      --           $ (47,740)           $  (622)         $  20,843
Initial Public Offering of
   Class A Common Stock ......    167,504               --                  --                 --            167,542
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   warrants and options
   exercised .................     41,757               --                  --                 --             41,635
Conversion of Preferred
   Stock in exchange for
   Class B Common Stock ......         --               --                  --                 --                 --
Foreign Currency
   Translation Adjustment ....         --               --                  --             (4,666)
Amortization of deferred
   financing costs ...........      1,544               --                  --                 --              1,544
Net loss .....................         --         (100,199)                                                       --
                                 --------        ---------           ---------          ---------          ---------
BALANCE
   December 31, 1997 .........    274,325               --            (147,939)            (5,288)           126,699
Secondary offering of
   Class A Common Stock ......    169,955               --                  --                 --            169,989
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   distribution rights,
   warrants and options
   exercised .................     57,063               --                  --                 --             56,266
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............         --               --                  --                 --                 --
Change in minority interest
   from step acquisition .....       (104)              --                  --                 --               (104)
Foreign Currency
   Translation
   Adjustment ................         --               --                  --                897                897
Unrealized loss on
   securities ................         --               --                  --             (1,039)            (1,039)
Net loss .....................         --               --            (219,224)                                   --
                                 --------        ---------           ---------          ---------          ---------
BALANCE
   December 31, 1998 .........    501,239               --            (367,163)            (5,430)           133,484
Issuance of Common Stock
   by subsidiaries ...........     89,097               --                  --                 --             89,097
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   warrants and options
   exercised .................     36,116               --                  --                 --             35,523
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............         --               --                  --                 --                 --
Deferred Compensation
   Expense ...................     25,694          (25,694)                 --                 --                 --
Amortization of Deferred
   Compensation Expense ......         --           17,346                  --                 --             17,346
Costs incurred to obtain
   noteholders' consent for
   security offerings ........     (6,810)              --                  --                 --             (6,810)
Foreign Currency
   Translation
   Adjustment ................         --               --                  --              7,583              7,583
Unrealized loss on
   securities ................         --               --                  --             (1,608)
Net loss .....................         --                                   --                 --           (358,227)
                                 --------        ---------           ---------          ---------          ---------
BALANCE
   December 31, 1999 .........   $645,336        $  (8,348)          $(725,390)           $   545          $ (83,612)
                                 ========        =========           =========          =========          =========

          See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                Year Ended      Year Ended      Year Ended
                                                                               December 31,    December 31,    December 31,
                                                                                   1997            1998            1999
                                                                               ------------    ------------    ------------
Cash flows used in operating activities:
Net loss .................................................................      $(100,199)      $(219,224)      $(358,227)
  Adjustments to reconcile net loss to net cash used in operating activities, net of effects of purchase of subsidiaries:

     Depreciation and amortization .......................................         21,819          75,445         177,865
     Accretion of interest expense on senior discount notes ..............             --          25,706          34,482
     Non-cash compensation ...............................................             --              --          23,562
     Provision for losses on accounts receivable .........................         10,908           9,043          18,021
     Foreign currency transaction (gain) loss ............................             --           6,441         (17,288)
     Equity loss on investment in unconsolidated subsidiaries ............             --           3,276           4,718
     Extraordinary loss ..................................................             --          20,800              --
     Accretion of interest income on restricted marketable securities ....         (5,504)         (2,727)           (973)
     Loss (gain) on sales of assets ......................................             --             367            (537)
     Reversal of accrued liabilities .....................................         (7,000)             --              --

  Changes in assets and liabilities:
     Increase in accounts receivable--net ................................        (45,069)        (49,321)       (103,213)
     Decrease (increase) in deposits and other assets ....................         (2,929)        (48,869)          5,565
     (Increase in) prepaid expenses and other current assets .............        (13,196)        (65,842)        (43,996)
     Increase in accounts payable and accrued expenses ...................         56,354         123,813          76,087
     Increase (decrease) in deferred revenue and other current liabilities         (2,155)         38,018          13,807
     Increase (decrease) in other long-term liabilities ..................         (4,841)            322          11,242
                                                                                ---------       ---------       ---------
Net cash used in operating activities ....................................        (91,812)        (82,752)       (158,885)
                                                                                ---------       ---------       ---------
Cash flows used in investing activities:
  Purchase of property and equipment .....................................        (36,357)       (181,937)       (207,667)
  Acquisition of subsidiaries ............................................        (77,813)       (287,044)        (66,442)
  Net redemptions (purchases) of marketable securities for sale ..........         54,167         (74,834)         25,796
  Proceeds from maturities of restricted marketable securities ...........         41,038          29,141          21,132
  Proceeds from sale of property and equipment ...........................            144           5,236             679
                                                                                ---------       ---------       ---------
Net cash used in investing activities ....................................        (18,821)       (509,438)       (226,502)
                                                                                ---------       ---------       ---------
Cash flows provided by financing activities:
  Proceeds from issuance of Notes ........................................             --         791,992         170,835
  Proceeds from sales of subsidiaries stock ..............................             --              --         143,952
  Proceeds from notes payable ............................................             --           1,306          10,850
  Proceeds from long-term debt ...........................................             --          13,386           5,231
  Payment of long-term debt and notes payable ............................        (12,750)         (1,548)        (43,657)
  Principal payments under capital lease obligations .....................         (2,757)         (5,241)        (16,253)
  Proceeds from issuance of common and preferred stock and warrants ......        182,160         180,807           2,124
  Payment of offering costs and fees .....................................        (14,618)        (21,071)         (2,670)
  Payment for consent solicitation .......................................             --              --          (6,810)
  Payment of premium and principal on the 1996 Notes .....................             --        (144,155)             --
                                                                                ---------       ---------       ---------
Net cash provided by financing activities ................................        152,035         815,476         263,602
                                                                                ---------       ---------       ---------
Increase in cash and cash equivalents ....................................         41,402         223,286        (121,785)
Effects of foreign currency exchange rates on cash .......................           (576)           (357)         (7,314)
Cash and cash equivalents at beginning of period .........................        104,068         144,894         367,823
                                                                                ---------       ---------       ---------
Cash and cash equivalents at end of period ...............................      $ 144,894       $ 367,823       $ 238,724
                                                                                =========       =========       =========
Supplemental disclosure of cash flows information: Cash paid for:
     Interest ............................................................      $  41,285       $ 146,930       $  97,111
                                                                                =========       =========       =========
     Income tax ..........................................................      $     401       $   1,334       $   5,807
                                                                                =========       =========       =========
 Supplemental schedule of noncash investing and financing activities:

  Assets acquired under capital lease obligations ........................      $  13,060       $  65,728       $  48,333
                                                                                =========       =========       =========
  Issuance of Class A Common Stock .......................................      $  41,635       $  54,524       $  33,399
                                                                                =========       =========       =========
Acquisition costs included in current liabilities ........................      $  17,929       $   1,900              --
                                                                                =========       =========       =========

          See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1997, 1998 and 1999

1. Business Description

RSL Communications, Ltd. ("RSL"), a Bermuda corporation, is the successor in interest to RSL Communications Inc., a British Virgin Islands corporation, which is the successor in interest to RSL Communications, Inc., a Delaware corporation. RSL, together with its direct and indirect subsidiaries are referred to herein as the "Company." We are a rapidly growing facilities-based communications company that provides a broad range of the voice, data/Internet and value-added product and service solutions primarily to small and medium sized businesses and residential customers in selected markets around the globe. The Company currently has revenue producing operations and provides services in the Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, Mexico, the United Kingdom, United States, and Venezuela. In 1997, approximately 70% of the world's international long distance telecommunications minutes originated in these markets.


2. Acquisitions


1999 Acquisitions


   Multilink

In January 1999, our subsidiary RSL COM Italia acquired 51% of Multilink s.r.l. a reseller of long distance telecommunications services in Italy for $1.1 million and recorded a similar amount as goodwill.

   Access Communication

In May 1999, our subsidiary RSL COM Canada acquired 100% of Access Communications Inc., for approximately $1.3 million in cash and recorded the same amount as goodwill. Access offers local access and long distance telecommunications services to small and medium size businesses.


   Cisneros Group

During 1997,we formed a joint venture with entities controlled by the Cisneros Group of Companies to pursue our Latin American expansion and through June of 1999 we owned 51% of this joint venture. In June, 1999 we acquired the minority interest from the Cisneros Group in exchange for 1.03 million shares of our common stock and recorded goodwill of $23.9 million representing the fair market value of the shares plus $4 million cash.


   Advanced Telecom

In October 1999, our subsidiary RSL COM UK Ltd. purchased 100% of Advanced Telecom Plc, a UK telecommunications reseller for approximately $14.4 million and recorded approximately the same amount as goodwill.


   Cetel

During 1999, our subsidiary RSL COM Spain acquired a 33% interest of Consoricao Europeo para las Telecomunicaciones S.A. (Cetel) for approximately $9.6 million. Cetel is a nationwide telecommunications services provider in Spain. We account for our investment in Cetel under the equity method.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

2. Acquisitions--(Continued)


   VIP

In December, 1999 our subsidiary RSL COM Finland Oy, purchased 51% of the equity of VIP Tietoverkot Oy ("VIP") for a cash purchase price of approximately $0.9 million. VIP offers internet access, web hosting and value-added application services in all major cities in Finland. In connection with this acquisition, we recorded approximately $0.8 million as goodwill.

In addition, during 1999 we acquired minority interests of several subsidiaries primarily in Australia, Austria, Finland and the U.S. for cash and common stock of $33.9 million.

1998 Acquistions


   Telecenter OY

In January, 1998 our subsidiary RSL COM Finland Oy, purchased 90% of the equity of Telecenter OY, an independent sales agent in Finland. We paid approximately $14.4 million and recorded approximately $8.1 million as goodwill.

First Direct Communications Pty. Limited and Link Telecommunications Pty Ltd.

In March 1998, our subsidiary RSL COM Australia Pty. Ltd. acquired the customer base of First Direct Communications Pty. Limited and Link Telecommunications Pty Ltd., two switchless mobile telecommunications resellers, for approximately $19.6 million and recorded the same amount as a customer base.

Tele 2001

In May, 1998 our subsidiary RSL COM Sweden AB, purchased 100% of the equity of Tele 2001, a Swedish Telecommunications reseller, for approximately $1.0 million and recorded the same amount as goodwill.

Westinghouse Communications

In July, 1998 we acquired the business of Westinghouse Communications ("WestComm"), a division of CBS Corporation, for a cash purchase price of approximately $91.2 million plus the assumption of certain liabilities amounting to $38.3 million. WestComm provides both voice telephony and data services to a customer base consisting primarily of small to medium size businesses in the United States. In connection with this purchase, we recorded approximately $129.5 million as goodwill.

Westel Telecommunications Ltd.

In July, 1998 we acquired 100% of Westel Telecommunications Ltd. ("Westel") from British Columbia Railway Company for a cash purchase price of approximately $37.6 million (the "Westel Acquisition"). Westel offers a broad range of enhanced telecommunications services (including long distance, data, private line and Internet access) to a customer base consisting primarily of commercial and residential customers located in British Columbia. In connection with this purchase, we recorded approximately $9.0 million as goodwill.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

2. Acquisitions--(Continued)

MK Telecom Network Inc.

In connection with the Westel Acquisition and in compliance with the Canadian Telecommunications Act (the "Telecom Act"), we agreed to transfer (the "MK Network Transfer") Westel's "telecommunications facilities" (as defined in the Telecom Act) to MK Telecom Network Inc. ("MK Network"), an entity in which the Company owns a 46.7% beneficial interest, for a purchase price of approximately $6.5 million, the net realizable value of the assets transferred to MK Network (such assets were purchased in the Westel acquisition). The MK Network Transfer was effective as of July 31, 1998. We recorded our investment in MK Network as an equity investment which was completed through a transfer of assets, which we recorded at our historical cost basis (which also approximates net realizable value). The assets transferred consist of telecommunications microwave facilities. Westel, MK Network and their respective owners are not related parties.

Comesa

In July 1998, our subsidiary RSL COM Italia S.r.l. ("RSL Italy"), acquired 75% of the equity of Comesa, a telecommunications company located in Northern Italy. We paid approximately $1.0 million and recorded approximately $1.5 million as goodwill.



Geovox SARL

In July 1998, our subsidiary RSL COM France S.A., purchased 100% of the equity of Geovox SARL, a prepaid calling card company operating in Paris, France for approximately $1.9 million in cash plus the assumption of certain liabilities amounting to $2.8 million. In connection with this purchase we recorded approximately $4.7 million as goodwill.

TC Telecom GmbH

In July 1998, our subsidiary RSL COM Austria AG, acquired 100% of the equity of TC Telecom GmbH, a telecommunications reseller located in Austria, for approximately $1.1 million and recorded the same amount as goodwill.

Motorola Tel.co

In August 1998 we acquired the business of Motorola Tel.co ("Motorola Tel.co") in the United Kingdom and Germany from Motorola Inc. Motorola Tel.co resells wireless services and related products in these countries to a base of over 350,000 subscribers. We paid approximately $68.1 million plus the assumption of certain liabilities amounting to $10.6 million and recorded approximately $78.7 million as goodwill.

One Step Billing Inc.

In October 1998, we acquired a customer base from One Step Billing Inc. in the United States for approximately $15.1 million and recorded an equal amount as customer base.

TDL

In December 1998, we acquired the business of TDL, a reseller of telecommunications services based in the United Kingdom. We paid approximately $2.1 million plus the assumption of certain liabilities amounting to $1.7 million and recorded approximately $3.8 million as goodwill.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

2. Acquisitions--(Continued)

Telegate Holding GmbH

In May 1998, we acquired a 49.86% ownership interest in Telegate Holding GmbH ("Telegate Holding"), which holds a 54.55% ownership interest in Telegate AG ("Telegate"), resulting in a 27.19% economic interest in Telegate. Telegate is a directory information provider in Germany. In December 1998, we increased our shareholdings in Telegate Holding to 50.2%; no additional contribution was paid related to this increment. We paid $33.6 million and recorded approximately $35.6 million as goodwill.

   1997 Acquisitions/New Operations

deltathree.com

During 1997, we acquired a majority interest in deltathree.com an internet telephony service provider. We paid approximately $8.8 million for approximately 72% ownership of deltathree.com We acquired the remaining 28% interest during 1998 for approximately $2.9 million in cash and $8.7 million through the issuance of stock. In connection with this transaction, we recorded approximately $15.4 million as goodwill. In November, 1999 deltathree.com completed an initial public offering and our equity interest was decreased to 68%. We recorded our share of the net proceeds from the sale of deltathree.com's shares as an increase in our paid in capital.

Maxitel

In April 1997, our subsidiary RSL Com Europe Ltd ("RSL Europe") acquired a 30.4% interest in Maxitel Servicos e Gestao de Telecommunicacoes, S.A. ("Maxitel"), a Portuguese international telecommunications carrier for $2.1 million, and in 1998 increased its ownership interest in Maxitel to 39% in 1998 for an additional $1.3 million.

Pacific Star Communications Limited

In April 1997, we acquired substantially all of the commercial customer contracts of Pacific Star Communications Limited, an Australian based company. We paid approximately $1.5 million in cash and recorded this amount as a customer base.

Newtelco

In August 1997, our subsidiary RSL Europe purchased 90% of the stock of Newtelco Telekom AG, an Austrian start-up telecommunications company for an $800,000 investment in the company.

RSL Com Italia S.r.l

In August 1997, our subsidiary RSL Europe acquired 85% of the stock in RSL Italy, an Italian telecommunications reseller. We paid approximately $1.7 million for our investment in RSL Italy.

EZI Phonecard Holdings Pty. Limited

In October 1997, our subsidiary RSL Australia acquired 85% of EZI Phonecard Holdings Pty. Limited for approximately $200,000 in cash and the assumption of net liabilities of $1.3 million. In connection with this purchase, RSL Australia recorded approximately $1.5 million as goodwill.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

2. Acquisitions--(Continued)

Call Australia Group

In October 1997, our wholly-owned subsidiary, RSL Australia acquired 100% of the issued capital of each of Call Australia Pty. Ltd., Associated Service Providers Pty. Limited, Digiplus Pty. Limited, Power Serve Communications Consultants Pty. Limited, Talk 2000 Networks Pty. Limited and Telephone Bill Pty. Limited (collectively the "Call Australia Group"), leading Australian switchless resellers, for approximately $24.5 million. In 1998, we made a final payment of $1.0 million plus an assumption of liabilities of approximately $2.9 million. In connection with this purchase, RSL Australia recorded approximately $28.4 million as goodwill.

LDM Systems, Inc.

In October 1997, we acquired 100% of the outstanding common stock of LDM Systems, Inc. ("LDM"). In connection with this acquisition, we paid approximately $14.9 million in 1997 and recorded a purchase price adjustment of approximately $4.0 million in 1998. In connection with this transaction, we recorded approximately $18.9 million as goodwill.

Callcom AG fur TeleKommunikation

In December 1997, RSL Europe acquired a 78.5% interest in Callcom AG fur TeleKommunikation ("RSL Switzerland") for $2.1 million in cash.

European Telecom S.A./N.V.

In December 1997, RSL Europe acquired 90% of European Telecom S.A./N.V. ("RSL Belgium") which in turn owns 100% of European Telecom SARL ("RSL Luxemburg"). We paid approximately $18.6 million in 1997 and $0.3 million in 1998 for this acquisition and recorded approximately $19.1 million as goodwill.

Accounting Treatment

Acquisitions, unless otherwise stated, have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired, primarily fixed assets, accounts receivable and customer bases, and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has primarily been recorded as goodwill, which is amortized over five to twenty years. The valuation of our acquired assets and liabilities for the 1999 acquisitions are preliminary and as a result, the allocation of the acquisition costs among the tangible and intangible assets may change.


   Marketing Agreement

In June 1998, we entered into a marketing and distribution services agreement with Metro Holding AG ("Metro Holding"), the management holding company for Metro AG, one of the largest retailers in Europe. Under this agreement, Metro Holding will assist us in promoting, marketing, selling and distributing our services through Metro AG's wholesale and retail operations in Europe. This arrangement is designed to provide us access to Metro AG's extensive distribution network and customer base (which includes a large number of small and medium-sized businesses). In connection with its alliance with us, Metro Holding initially acquired in April 1998 a 12.5% equity interest in RSL Europe. In June 1998, Metro Holding converted all of its interest in RSL Europe into 1,607,142 shares of our Class A Common Stock (based on value for value) and purchased an equal number of Class A Common Stock from certain of our shareholders. In the aggregate at December 31, 1999, Metro Holding holds approximately 5.8% of our outstanding stock, which it is required to hold until at least April 1, 2001. We have recorded in the consolidated financial statements the issuance of such equity at fair market value, $45 million, based on the quoted market value of our stock at the time of the

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

2. Acquisitions--(Continued)

transaction, and have recorded the distribution rights as an intangible asset in a like amount which is being amortized over the five-year life of the agreement.


3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of RSL Communications, Ltd. and its majority-owned subsidiaries from the date of acquisition or commencement of operations. All significant intercompany transactions have been eliminated in consolidation.

We have majority ownership of all of our subsidiaries except for Maxitel, MK Network and Cetel which we account for under the equity method of accounting.

Management Assumptions--The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates primarily relate to reserves recorded for doubtful accounts and accruals for other claims. Actual results could differ from these estimates.

Foreign Currency Translation and Transaction--Local currencies are considered the functional currencies of our foreign operating entities. Assets and liabilities of foreign entities have been translated into United States dollars using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. We utilize a net settlement process with our correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlements among international telecommunications carriers. The SDRs are valued based upon the values of a basket of foreign currencies. Translation effects are accumulated as part of other comprehensive loss in equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss. Foreign currency transaction gains for the year ended December 31,1999 were $17 million as compared to losses for the year ended December 31, 1998 of $11 million primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in 1999 as compared with an increase in the Deutsche mark against the U.S. dollar in 1998 in connection with our 1998 Deutsche mark denominated Senior Discount Notes.

Cash and Cash Equivalents--We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

3. Summary of Significant Accounting Policies--(Continued)

Accounts Receivable--Accounts receivable are stated net of the allowance for doubtful accounts of approximately $26,000,000 and $37,000,000 at December 31, 1998 and 1999, respectively. We recorded bad debt expense of approximately $10,900,000, $9,000,000 and $18,000,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

Accrued Expenses--Accrued expenses for the years ended December 31, 1998 and 1999 consist primarily of accrued interest, accrued acquisition costs and accrued transmission costs.

Marketable Securities--Marketable securities consist principally of U.S. Treasury bills, commercial paper and corporate notes with a maturity date greater than three months when purchased. Available for sale securities are stated at the lower of amortized cost or market value, and the held to maturity securities are stated at amortized cost. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. Marketable securities are defined as either available for sale or held to maturity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," depending on the security.

Property and Equipment and Related Depreciation--Property and equipment are stated at cost or fair value at the date of acquisition, and in the case of equipment under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and are amortized over the remainder of the life. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to fifteen years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Depreciation expense was $9,794,000, $32,439,000 and $90,477,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

Impairment of Assets-- Our long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, we measure impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, we would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We determined that, as of December 31, 1998 and 1999, there had been no impairment in the carrying value of the long-lived assets.

Goodwill and Related Amortization--Goodwill represents the excess of cost over the fair value of the net assets of acquired entities, and is being amortized using the straight-line method over five to twenty years. We periodically review the value of our goodwill to determine if an impairment has occurred. We measure the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to our net goodwill in our subsidiary. Based on our review, we do not believe that an impairment of our goodwill has occurred as of December 31, 1998 and 1999.

Other Intangible Assets--Other intangible assets acquired through purchase acquisitions include distribution rights, customer bases and operating licenses which are being amortized over lives ranging from two to five years using the straight-line method. Deferred financing costs incurred in connection with the Senior Notes are being amortized on a straight-line basis over ten years.

Deposits and Other Assets--Deposits consist principally of amounts paid to our carrier vendors.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

3. Summary of Significant Accounting Policies--(Continued)

Revenue Recognition and Deferred Revenue--We record revenue based on minutes (or fractions thereof) of customer usage. We record payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

Other Liabilities--Other liabilities consists primarily of value-added tax and payroll and related benefits obligations.

Cost of Services--Cost of services is comprised primarily of transmission costs.

Selling Expenses--Selling costs such as recurring commissions and marketing costs are treated as period costs. Customer acquisition costs, primarily related to our cellular businesses, are amortized over the average lives of the contracts of approximately twelve months. Such costs are recorded in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss.

Income Taxes--We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Our foreign subsidiaries file separate income tax returns in the jurisdiction of their operations. Our United States subsidiaries file stand-alone United States income tax returns.

Loss per Common Share-- Our loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per common share calculation as their effect is antidilutive.

Sales of Subsidiary Stock-- During 1999 our subsidiaries Telegate AG and
deltathree.com issued    common shares in connection with their intial public
offerings raising $144.0 million in the aggregate. We recorded our share of the net proceeds of these sales as additional paid in capital.

Effects of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We have not participated in any hedging activities in connection with foreign currency exposure.

Reclassification

Certain previously reported amounts have been reclassified to conform with the current period presentation.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

4. Special Charge

During the third quarter of 1999, we recorded a special charge of approximately $32.1 million, primarily for consolidating locations, streamlining operations, discontinuing certain prepaid calling card plans and exiting the telemarketing business. The special charge is comprised of approximately $13.1 million for terminating various operating leases, $12.4 million for the severance of 74 telemarketing employees, as well as world-wide staff reductions of 115 employees, and $6.6 million for the write down of certain telemarketing and prepaid calling card assets of which $2.0 million was associated with the write-off of inventory. These expenses appear in the accompanying year ended December 31, 1999 income statement as $30.1 million in the special charge line item and $2.0 million in the cost of services line item. During the fourth quarter of 1999, we incurred $3.0 million for terminating leases, $5.8 million for the severance of 76 telemarketing employees and 104 other staff employees and $6.6 million for asset write downs including inventory. As of December 31, 1999 the reserve balance was $16.7 million, of which $10.1 million is for terminating leases and $6.6 million is for severance payments to be paid out primarily to former employees who have already been severed, during the first three quarters of 2000 in accordance with local country requirements.


5. Concentration of Credit Risk

We are subject to significant concentrations of credit risk which consist principally of trade accounts receivable, cash and cash equivalents, and marketable securities. Our U.S. subsidiaries sell a significant portion of their services to other carriers and, as a result, maintain significant receivable balances with certain carriers. If the financial condition and operations of these customers deteriorate below critical levels, our operating results could be adversely affected.

        We maintain our cash with high quality credit institutions, and our cash equivalents and marketable securities are in high quality securities.

6. Marketable Securities

A summary of our available for sale marketable securities at December 31, 1998 and December 31, 1999 is as follows (in thousands):

                               December 31, 1998           December 31, 1999
                            -----------------------     -----------------------
                             Amortized      Market      Amortized       Market
                                Cost         Value         Cost          Value
                            ----------     --------     ----------     --------
Corporate Notes ..........   $  6,651      $  6,640      $     --      $     --
Medium-Term Notes ........      5,023         5,006            --            --
Commercial Paper .........     86,963        86,997        50,203        50,210
Federal Agency Notes .....         --            --        22,640        22,603
                             --------      --------      --------      --------
                               98,637        98,643        72,843        72,813
Mutual Funds--Long-Term...     13,950        12,911        13,950        11,341
                             --------      --------      --------      --------

                             $112,587      $111,554      $ 86,793      $ 84,154
                             ========      ========      ========      ========

        We have recorded our available for sale marketable securities at the lower of amortized cost or market value. The difference between amortized cost and market value has been recorded as unrealized loss on securities within shareholders' equity (deficit).

The carrying value of the available for sale marketable securities by maturity date at December 31, 1998 and December 31, 1999 is as follows (in thousands):

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

6. Marketable Securities--(Continued)

                                                   December 31,   December 31,
                                                      1998            1999
                                                   ------------   ------------
Matures in one year..............................    $ 98,637       $72,813
Matures after one year through three years.......      12,911        11,341
                                                     --------       -------
Total............................................    $111,548       $84,154
                                                     ========       =======

Proceeds from the sale of available for sale marketable securities for the years ended December 31, 1997, 1998 and 1999 were $27,675,000, $35,757,000 and
$41,840,000, respectively. Gross gains (losses) of $(2,000), $(367,000) and
$11,000 were realized on these sales for the years ended December 31, 1997, 1998 and 1999.

7. Income Taxes

We have incurred consolidated losses since inception for both book and tax purposes. Several of our subsidiaries which are profitable have recorded income tax expense in the aggregate of approximately $401,000, $1,334,000 and $3,341,000 for the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1997, 1998 and 1999, we had net operating loss carryforwards generated primarily in the United States and the United Kingdom of approximately $147 million, $367 million and $725 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2010 through 2014 if not utilized. The utilization of the net operating loss carryforwards is subject to certain limitations.

In accordance with SFAS No. 109, we have computed the components of deferred income taxes as of December 31, 1998 and 1999 as follows (in thousands):


                                                         December 31,
                                                  -------------------------
                                                     1998           1999
                                                     ----           ----
Deferred tax assets.............................   $147,000      $ 290,000
Less valuation allowance........................   (147,000)      (290,000)
                                                   --------      ---------
Net deferred tax assets.........................   $     --      $      --
                                                   ========      =========

Our net operating losses generated the deferred tax assets. At December 31, 1998 and 1999, a valuation allowance of $147,000,000 and $290,000,000, respectively, is provided as the realization of the deferred tax assets is not assured.


8. Notes Payable and Long-term Debt


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

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

8. Notes Payable and Long-term Debt--(Continued)

Such unamortized discount was $1,783,000 and $1,553,000 at December 31, 1998 and December 31, 1999, respectively.

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

In April 1998, we used approximately $101.0 million of the net proceeds from our initial public offering of shares of Class A Common Stock (the "IPO") in 1997 to redeem (the "Equity Clawback") $90.0 million of the 1996 Notes at a premium of $11.0 million, as permitted under the 1996 Indenture. In April 1998, we used approximately $43.1 million to redeem (the "Buyback") $37.5 million of the 1996 Notes at a premium of $5.6 million, as permitted under the 1996 Indenture. The redemption premiums, and part of the discount and offering costs were expensed in the amount of $20.8 million in the second quarter of 1998 as an extraordinary item.

In connection with the issuance of the 1996 Notes, we were required to maintain restricted marketable securities in order to make the first six scheduled interest payments on the 1996 Notes. Such restriction was ended with the sixth semi - annual payment made in November 1999 and the securities matured.

On February 27, 1998, RSL PLC completed concurrent offerings (the "1998 U.S. Offerings") of $200.0 million principal amount of 91/8% Senior Notes due 2008 and $328.1 million principal amount at maturity ($200.0 million initial accreted value) of 101/8% Senior Discount Notes due 2008 (together, the "1998 U.S. Notes"). The 1998 U.S. Offerings generated gross proceeds to us of $400.0 million. On March 16, 1998, RSL PLC completed an offering (the "1998 DM Offering," and together with the 1998 U.S. Offerings, the "1998 Offerings") of
182.0 million Deutsche mark denominated 10% Senior Discount Notes due 2008 (the "1998 DM Notes," and together with the 1998 U.S. Notes, the "1998 Notes"). The 1998 DM Offering generated gross proceeds to us of $99.0 million.

In November 1998, RSL PLC issued (the "12% Notes Offering") $100 million aggregate principal amount at maturity of 12% Senior Notes due 2008 (the "12% Notes"). The 12% Notes generated gross proceeds to us of approximately $94.5 million.

In December 1998, RSL PLC issued (the "10 1/2% Notes Offering" and, together with the 12% Notes Offering, the "New Notes Offerings") $200 million aggregate principal amount of 10 1/2% Senior Notes due 2008 (the "10 1/2% Notes" and, together with the 12% Notes, the "New Notes"). The 10 1/2% Notes generated gross proceeds to us of approximately $198.5 million.

In May, 1999 RSL PLC issued (the "9 7/8 % Notes Offering") $ 175 million aggregate principal amount at maturity of 9 7/8% Senior Notes due 2009. The 9 7/8% Notes generated gross proceeds to us of approximately $170.8 million.

In September, 1999, pursuant to a consent solicitation, we obtained the consent of holders of our outstanding debt and amended our indentures governing our debt. These amendments were to permit the issuance and sale of capital stock of deltathree.com and our Australian subsidiary in public or private transactions without restricting the use of proceeds solely to investments in telecommunications assets. In connection with the consent solicitation, total fees paid were approximately $6.8 million. We recorded these fees as a reduction in paid in capital received by deltathree.com in connection with its initial public offering.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

8. Notes Payable and Long-term Debt--(Continued)

In connection with the New 1998 Notes Offerings, RSL PLC entered into registration rights agreements for the benefit of the holders of the New Notes (the "New Notes Registration Rights Agreements"), pursuant to which RSL PLC agreed to offer to exchange the New Notes for substantially identical notes registered under the Securities Act. In February and March of 1999, in accordance with the New Notes Registration Rights Agreements, RSL and RSL PLC offered for exchange the New Notes for substantially identical notes registered under the Securities Act. The Company's Registration Statement on Form S-4 (Registration No. 333-70023) filed with the Commission with respect to such offering was declared effective by the Commission on January 26, 1999.

The 1996 Notes, the 1998 Notes, the New 1998 Notes and the 1999 Notes are collectively referred to herein as the "Notes." The Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by us.

The indentures pursuant to which the Notes were issued contains certain restrictive covenants which impose limitations on RSL and certain of its subsidiaries ability to, among other things: (i) incur additional indebtedness,
(ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets. Notwithstanding the foregoing, these indentures do not impose restrictions on our ability to obtain funds by dividends or loans from our subsidiaries.

At December 31, 1998 and 1999, we were in compliance with the above restrictive covenants.


   Credit Facilities

Through LDM, we have a $10.0 million revolving credit facility all of which was available at December 31,1999. This facility accrues interest at the prime rate plus 2.5% per annum.

At December 31, 1999, Telegate had $26 million of revolving credit facilities with various banks that accrue interest at a rate of 6.0%, all of which was available.

Through RSL COM Canada, we have a $6.9 million revolving credit facility of which $5.3 million was used for the lease of telecommunications equipment. The lease terms provide for monthly payments through February 2006 at an interest rate of 8.7% per annum.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

8. Notes Payable and Long-term Debt--(Continued)

   Vendor Financing

One of our primary equipment vendors has provided some of our subsidiaries approximately $85 million in vendor financing to fund the purchase of additional switching and related telecommunications capital equipment. At December 31, 1999, all available amounts were utilized under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR, plus 3.50% to 5.25% or STIBOR plus 3.50% depending on the equipment purchased and whether the loan is guaranteed by the Swedish Export Credits Guarantee Board. We plan to repay approximately $32 million of the outstanding balance by the end of the first quarter of 2000.

Long-term debt maturities at December 31, 1999 are as follows (in thousands):

           Year Ended
           -----------
           2000.............................................   $    1,190
           2001.............................................        1,150
           2002.............................................        3,237
           2003 ............................................           --
           2004 ............................................           --
           2005 and thereafter..............................    1,327,862
                                                               ----------
           Total............................................    1,333,439
           Less Discount...................................      (140,959)
           Less Current Maturities..........................       (1,190)
                                                               ----------
           Long-Term Debt...................................   $1,191,290
                                                               ==========

At December 31, 1999, the Notes had a fair value of approximately $1,099 million. The decline in the fair value is primarily due to changes in the interest rate environment. The remainder of our long-term debt had fair values which approximated their carrying amounts.

Interest expense on the above notes was approximately $37,136,000, $70,860,000 and $118,379,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

9. Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 1998 and 1999 consist of the following (in thousands):

                                                               December 31,
                                                         -----------------------
                                                             1998        1999
                                                             ----        ----
           Goodwill.....................................  $ 513,068    $601,573
           Customer base................................     49,822      52,924
           Deferred financing costs.....................     19,902      22,572
           Distribution right...........................     47,281      47,459
           Other intangibles............................     13,837      19,195
                                                          ---------   ---------
                                                            643,910     743,723
           Less accumulated amortization................    (54,393)   (137,684)
                                                          ---------    --------
           Goodwill and Other Intangible Assets--Net....  $ 589,517    $606,039
                                                          =========   =========

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

9. Goodwill and Other Intangible Assets--(Continued)

Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $9,980,000 $43,006,000, and $87,388,000, respectively.

10. Shareholders' Equity

   Common Stock

On September 30, 1997, we revised our capital structure (the "Recapitalization"), in part to (i) effect a 2.19-for-one stock split for each outstanding share of each class of common shares and each outstanding share of Preferred Stock, (ii) increase the number of authorized shares of its Class A Common Stock and Class B Common Stock to an aggregate of 438,000,000 shares and
(iii) increase the number of authorized shares of its Preferred Stock to 65,700,000. The holders of the Class A Common Stock are entitled to one vote per share, and the holders of the Class B Common Stock are entitled to ten votes per share. During 1998, 4,515,411 shares were converted from Class B Common Stock in exchange for Class A Common Stock.

On September 30, 1997, we commenced an initial public offering of 8,280,000 shares of its Class A Shares. The aggregate offering price of the 8,280,000 shares of Class A Common Stock sold in the equity offering to the public was $182,160,000 (at $22.00 per share), with net proceeds to us of $167,542,000.

On November 30, 1998, we commenced a secondary public offering of 7,544,278 shares of its Class A Shares. The aggregate offering price of the 7,544,278 shares of Class A Common Stock sold in the equity offering to the public was $180,120,000 (at $23.875 per share), with net proceeds to us of $169,989,000.

In June 1997, RSL North America's founder and former Chairman elected to exchange his shares in RSL North America, a subsidiary of the Company, for shares in the Company. Accordingly, we issued 1,457,094 of the Class A Common Stock, par value $0.00457 per share, of the Company in exchange for 15,619 shares of common stock of RSL North America and recorded approximately $32,575,000 as additional paid in capital and an equal amount as goodwill.

In March 1998, we registered 1,152,715 shares of Class A Common Stock to be issued pursuant to the terms of the warrant agreement governing the Warrants (the "Warrant Registration") and 300,000 shares of Class A Common Stock to be sold by a corporation wholly owned by a former Vice Chairman of the Company, and members of his family (the "Selling Shareholder") (which necessarily assumes the conversion by the Selling Shareholder of an identical number of shares of Class B Common Stock). The Warrant Registration was required pursuant to a registration rights agreement entered into in connection with the private offering (the "1996 Units Offering") of 300,000 units (the "Units") each consisting of (i) $1,000 principal amount of 12 1/4% Senior Notes due 2006 and
(ii) one warrant to purchase 3.975 shares of Class A Common Stock of RSL (each a "Warrant"). During 1997, 1998 an 1999 we issued 39,740, 242,943 and 179,445 shares of Class A Common Stock upon the exercise of warrants, respectively.

In connection with the marketing and distribution services agreement entered into with Metro Holding in June 1998, as mentioned in Note 2, we issued 1,607,142 shares of Class A Common Stock.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

10. Shareholders' Equity--(Continued)

During 1998 and 1999, we issued 1,232,339 and 783,229 shares of Class A Common Stock upon the exercise of options, respectively. In addition, we issued 54,750 shares in both 1998 and in 1999 of Class A Common Stock upon the vesting of restricted stock.

During 1998 and 1999, in connection with the acquisition of certain minority interests, we issued 428,272 and 1,492,314 shares of Class A Common Stock, respectively.

   Preferred Stock

During 1995, we issued 9,243,866 shares of our preferred stock to the holders of our Class B Common Stock for cash of $13,354,000. The preferred stock ranked senior to our common stock as to dividends and a liquidation preference of $1.00 per share. Each share was convertible at the holder's option into 2.19 shares of Class B Common Stock. All preferred shares were automatically converted into our Class B Common Stock in 1997 as the public offering yielded proceeds in excess of $25,000,000, in accordance with the terms of the Preferred Stock agreement. Dividends, at the rate of 8%, were cumulative. Upon conversion of the shares of the preferred stock, the cumulative dividends were deemed to be canceled and waived upon conversion. The cumulative amount of such dividends was approximately $16,000. As of December 31, 1998 and 1999, there was no preferred stock outstanding.

11. Capital Lease Obligations

Future minimum annual payments applicable to assets held under capital lease obligations for years subsequent to December 31, 1999 are as follows (in thousands):


           Year Ended
           -------------

           2000...................................................    $ 26,287
           2001...................................................      24,152
           2002...................................................      18,596
           2003...................................................      12,841
           2004...................................................      10,726
           2005 and thereafter....................................      23,880
                                                                      ---------
           Total minimum lease obligations........................     116,482
           Less interest..........................................     (11,653)
                                                                      ---------
           Present value of future minimum lease obligations......     104,829
           Less current portion...................................     (22,158)
                                                                      --------
           Long-term lease obligations............................    $ 82,671
                                                                      ========

The assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using effective interest rates ranging from 9% to 11% per annum.

Assets held under capital leases aggregated $76,087,000 and $109,020,000 at December 31, 1998 and 1999, respectively. At December 31, 1998 and 1999, the related accumulated depreciation was $4,895,000 and $18,512,000 respectively.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

12. Related Party Transactions

During 1999 RSL Management Corporation ("RSL Management"), which is wholly owned by Ronald S. Lauder, the Chairman of the Board of the Company and our principal shareholder, sublet an aggregate of 7,500 square feet of office space to us at an annual rent of $591,000 per annum. RSL Management sublet such space from The Estee Lauder Companies Inc. ("Estee Lauder"). Ronald S. Lauder is also a principal shareholder of Estee Lauder and Leonard A. Lauder, a director of the Company, is the Chairman of the Board of Directors of Estee Lauder. Fred Langhammer, a director, is the President and Chief Executive Officer of Estee Lauder. This sublease agreement will be terminated without penalty on March 31, 2000. In addition, RSL Management provides payroll and benefit services to the Company for an annual fee of $6,000, $9,000 and $12,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

We have employment contracts with certain of our executive officers. These agreements expire beginning December 2000 through January, 2003 unless terminated earlier by the executive or by us, and provide for annual salaries, and bonuses based on our performance. Salary expense for executive officers was approximately $1.6 million, $2.1 million and $2.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. The aggregate commitment for annual future salaries pursuant to the employment agreements at December 31, 1999, excluding bonuses, is approximately $2.1 million, $2.2 million and $2.3 million for 2000, 2001 and 2002, respectively.

13. Employee Benefit Plans

In 1996, we instituted a defined 401(k) contribution plan which provides retirement benefits for most of our U.S. employees. Our contributions to the defined contribution plan, which are based on a percentage of the employee's annual compensation subject to certain limitations, were not significant for the years ended December 31, 1997, 1998 and 1999. Our subsidiary, Telegate, established a defined benefit pension plan covering the members of Telegate's board of directors effective December 31, 1998. Telegate did not make any contributions to the plan nor did the plan pay any benefits in the year ended December 31, 1999.

14. Stock Option Plans

   1995 Stock Option Plan

In April 1995, we established an Incentive Stock Option Plan (as amended and restated, the "1995 Plan") to reward employees, nonemployee consultants and directors for service to us and to provide incentives for future service and enhancement of shareholder value. The 1995 Plan is administered by the Compensation Committee of our Board of Directors (the "Committee"). The Committee consists of three members of the Board of Directors. The Plan provides for awards of up to 2,847,000 shares of our Class A Common Stock.

The options granted under the 1995 Plan terminate on the tenth anniversary of the date of grant. As of December 31,1999 a total of 2,716,617 options have been granted of which 444,868 were outstanding (and 327,703 were outstanding and exercisable) under this plan. In connection with the initial public offering of our Class A Common Shares in 1997, this plan was replaced by our other existing plans. We will not grant further options under the 1995 Plan.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

14. Stock Option Plans--(Continued)

   1997 Stock Incentive Plan

The 1997 Stock Incentive Plan (the "1997 Stock Plan") was adopted in conjunction with the initial public offering of our Class A common shares in 1997 to attract, retain and motivate our key employees. The 1997 Stock Plan is administered by the Committee. The 1997 Stock Plan provides for the grant of the incentive and non-incentive stock options, stock appreciation rights, restricted stock, and various combinations thereof. The maximum number of shares of Class A Common Stock available under the 1997 Stock Plan is 8,100,000, with no more than 500,000 options or stock appreciation rights to be granted to any one participant in a calendar year. In March, 1999 the Committee determined that with respect to awards previously granted and awards granted in the future, in the event of a change in control, 100% of the awards granted will immediately become fully vested and excercisable or, at the Committee's sole discretion, the award may be exchanged for a payment to a participant in cash of an amount equal to the excess of the change in control price over the exercise price for the award, provided certain conditions are met. The options vest over a three-year period and terminate on the seventh anniversary of the date of grant, unless a different vesting schedule is designated by the Committee. As of December 31, 1999, a total of 4,605,617 options and 164,250 shares of restricted stock have been granted under this plan.

   1997 Performance Incentive Compensation Plan

During 1997, we established the 1997 Performance Incentive Compensation Plan (the "1997 Performance Plan") to reward employees for superior performance. The 1997 Performance Plan is effective through and including the year 2000, unless extended or earlier terminated by the Board of Directors. Awards under the 1997 Performance Plan may be made to key employees recommended by the Chief Executive Officer, selected by the Committee and approved by the Board of Directors, and may be paid in cash, in shares of Class A Common Stock or in any combination thereof, provided that at least 50% of such award is required to be paid in cash. The 1997 Performance Plan provides for the grant of up to 400,000 shares of Class A Common Stock. No shares have been granted under the 1997 Performance Plan.

   1997 Directors' Compensation Plan

During 1997, we adopted the 1997 Directors' Compensation Plan (the "1997 Directors' Plan"). Under the 1997 Directors' Plan, each non-employee Director will be granted options annually to acquire a number of Class A Common Stock with an aggregate fair market value on the date of grant equal to $50,000, except for the Chairman and the Vice Chairman of the Board, whose grants have a fair market value of $150,000 and $75,000, respectively. The 1997 Directors' Plan provides for the grant of up to 250,000 shares of Class A Common Stock. The options have a ten-year term and vest over a five-year period, subject to certain acceleration provisions. A total of 103,365 options have been granted under this plan.

The exercise price of stock options granted under the 1997 Stock Plan, the 1997 Performance Plan and the 1997 Directors' Plan (collectively, the "1997 Plans") will equal the fair market value of the Class A Common Stock on the date of the grant. We record stock option grants under the 1997 Plans based on the fair market value of the underlying security on the date of grant. We used the expected life of the underlying security to calculate the fair market value of such security.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

14. Stock Option Plans--(Continued)

                                                                               Weighted
                                           Number of                            Average
                                            Options      Exercise Price      Exercise Price
                                         ------------    ---------------     --------------
Outstanding at December 31, 1996 ...      1,707,324      $  .000457-2.06        $   0.82
     Granted .......................      1,459,195      $  .00457-26.15        $  9.675
     Exercised .....................       (712,142)     $       .000457        $.000457
     Rescinded/Canceled ............             --      $            --        $     --
                                         ----------      ---------------        --------
Outstanding at December 31, 1997 ...      2,454,377      $ .000457-26.15        $   5.94
     Granted .......................        675,822      $    .043-26.15        $ 21.974
     Exercised .....................     (1,232,339)     $.000457-18.625        $   1.32
     Rescinded/Canceled ............        (20,929)     $  12.142-22.00        $ 13.747
                                         ----------      ---------------        --------
Outstanding at December 31, 1998 ...      1,876,931      $ .000457-26.15        $ 14.655
     Granted .......................      3,583,258      $   0.043-31.44        $  20.96
     Exercised .....................       (798,475)     $.000457-18.265        $  1.459
     Rescinded/Canceled ............       (235,459)     $         24.26        $  24.26
                                         ----------      ---------------        --------
Outstanding at December 31, 1999 ...      4,426,255      $ .000457-31.44        $ 21.633
                                         ==========      ===============        ========

                                                 Number Of         Weighted
                                                  Shares            Average
                                                Exercisable     Exercise Price
                                                ------------    --------------
December 31, 1997.............................    459,607          $  0.44
December 31, 1998.............................    397,115          $  4.11
December 31, 1999.............................    754,522          $ 12.40

The following table summarizes information concerning the remaining options granted under the 1995 Plan and the 1997 Plans outstanding as of December 31, 1999.

            Options Outstanding                            Options Exercisable
-------------------------------------------------------  -----------------------
                                             Weighted
                                  Weighted    Average                  Weighted
                     Number       Average    Remaining    Number of     Average
   Range of        of Shares      Exercise  Contractual    Shares      Exercise
Exercise Prices   Outstanding      Price        Life     Exercisable    Price
---------------   ------------   ---------  -----------  -----------  ---------
$ 0.000457           174,293       $  0.00      5.3        174,293    $  0.00
$ 0.00457            121,978       $  0.00      7.5         48,978    $  0.00
$ 0.01                54,750       $  0.01      9.6         54,750    $  0.01
$  2.05               29,600       $  2.05      6.6         29,600    $  2.05
$12.14-17.00          88,687       $ 12.36      6.9         49,060    $ 12.37
$18.26-26.15       3,556,947       $ 23.25      6.0        397,841    $ 21.84
$28.88-31.44         400,000       $ 29.74      6.1              0    $     0
-------------------------------------------------------------------------------
$0.000457-31.44    4,426,255       $ 21.63      6.1        754,522    $ 12.40


At December 31, 1999, we have authorized and reserved the following amounts for future grants: approximately 3,514,842 shares of Class A Common Stock under the 1997 Stock Plan, 400,000 under the 1997 Performance Plan and 150,044 under the 1997 Directors' Plan.

SFAS Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") was issued by the FASB in 1995 and if fully adopted, changes the methods for recognition of costs on plans similar to those we have. Adoption of the recognition provisions of SFAS No. 123 is optional; however, pro forma disclosures as if we adopted the cost recognition requirements under SFAS No. 123 are presented below.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

14. Stock Option Plans--(Continued)

Under SFAS No. 123, for options granted, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. The fair value was estimated using the minimum value method. Under this method, a volatility factor of approximately 0.7 was used for options granted on or after the date of the initial public offering and the minimum value method was used for options granted prior to the date of the initial public offering, as there was no market for our common stock in which to measure the stock price volatility.

The following weighted average assumptions were used in calculating the fair value of the options granted in the years ended December 31, 1997, 1998 and 1999, respectively: risk-free interest rates between 4.54% and 5.95%; no dividends are expected to be declared; expected life of the options are between 39 and 51 months, between 18 and 42 months and between 18 and 42 months, respectively; and a maximum contractual life of 10 years.

For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to compensation expense over the options' vesting period. Our pro forma information is as follows:

                                                                       ($ in thousands, except loss per
                                                                                 common share
                                                                      and weighted average fair value of
                                                                               options granted)
                                                                            Year Ended December 31,
                                                                ---------------------------------------------
                                                                    1997            1998            1999
                                                                    ----            ----            ----
Net loss:
     As reported...............................................    $(100,199)     $(219,224)     $(358,227)
     Pro forma.................................................    $(118,176)     $(224,197)     $(380,929)
Net loss per common share:
     As reported...............................................    $   (5.27)     $   (4.99)     $   (6.63)
     Pro forma.................................................    $   (6.22)     $   (5.11)     $   (7.05)
Weighted average fair value of options granted during
     the period................................................    $    12.32     $    7.36      $   12.01

We also granted restricted units ("Restricted Units") under the 1997 Stock Plan. All grants of Class A Common Stock and Restricted Units vest over a three-year period and were made at the fair market value on the date of grant. Restricted Units granted under the 1997 Plan to certain employees generally are convertible into shares of Class A Common Stock or cash, at our discretion.

As of December 31, 1999, the approximate total number of shares of Class A Common Stock into which all outstanding Restricted Units may be converted, based on the valuations attributed to our subsidiaries is estimated to be approximately 1,099,000. As of December 31, 1999, vested and exercisable Restricted Units which may be converted, based on the valuations attributed to the Company's subsidiaries is estimated to be 447,000 at a weighted average exercise price of $2.47.

Upon completion of deltathree.com's initial public offering, shares of its Class A common stock were issued in exchange for vested restricted units on a one-for-one basis upon payment of the related exercise price. In addition, options were issued to purchase shares of deltathree.com's Class A common stock in exchange for unvested restricted units on a one-for-one basis, with the same exercise prices and vesting schedules as the corresponding restricted units. Pursuant to generally accepted accounting principles, the restricted units were considered variable grants. Consequently, the changes in the fair value of the underlying shares at each balance date affected the aggregate amount of deferred compensation recorded by deltathree.com and by us.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

14. Stock Option Plans--(Continued)

In April 1999, deltathree.com granted options to purchase an aggregate of 1.1 million shares of its common stock to executive officers of deltathree.com, subject to completion of its initial public offering. Such options vest over a three-year period from the date of grant and are exercisable for a period of seven years from the date of grant. We recorded deferred compensation expense of $23.6 million in 1999 primarily related to the deltathree.com restricted units and options. As of December 31, 1999 $8.3 million was deferred and is included as a reduction of stockholders' equity and is being amortized by charges to operations over the three-year vesting period.

In addition, in November 1999, deltathree.com adopted the 1999 Stock Incentive Plan ("the Plan"). Under the Plan, 4,000,000 shares were reserved for issuance upon the exercise of awards to be granted. In addition, deltathree.com's compensation committee may grant both incentive and non-incentive stock options for common stock of deltathree.com. The options generally have a term of seven years and become exercisable in three equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant. As of December 31, 1999, options to purchase 502,800 shares of deltathree.com were outstanding with exercise prices of $15 and $25 per share.

15. Commitments and Contingencies

At December 31, 1999, we were committed to unrelated parties for the rental of office space under operating leases. Minimum annual lease payments with respect to the leases is as follows (in thousands):

           Year Ended
           -----------
           2000................................................. $11,769
           2001.................................................   8,539
           2002.................................................   6,458
           2003.................................................   5,445
           2004 and Thereafter..................................   5,419
                                                                 -------
                                                                 $37,630
                                                                 =======
Rent expense on the above leases for the years ended December 31, 1997, 1998 and 1999 was $3,842,000, $4,724,000 and $8,668,000 respectively.

We are also committed to pay for transmission capacity under certain operating leases. The minimum annual lease payments with respect to these agreements is as follows (in thousands):

           Year Ended
           -----------
           2000.............................................    $135,286
           2001.............................................      43,653
           2002.............................................      29,678
           2003 and Thereafter..............................       3,220
                                                                --------
                                                                $211,837
                                                                ========

We recorded expenses in connection with such commitments for the years ended December 31, 1997, 1998 and 1999 of approximately $9,100,000, $81,997,000 and
$141,781,000 respectively.

         Commitments and Contingencies -- On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against us, deltathree.com and one of our U.S. subsidiaries in the United States District Court for the Southern District of New York. Aerotel alleges that we are infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop us from using technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint and the parties are currently engaged in pre-trial discovery. As we continue to evaluate these claims, we believe that we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on us. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

15. Commitments and Contingencies--(Continued)

     We are, from time to time, a party to litigation that arises in the normal course of our business operations. Except as previously described, we are not presently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

We are involved in various claims that arose in the ordinary course of our businesses. The expected settlements from certain of these matters have been accrued and are recorded as Other Liabilities. In our opinion, the settlement of such claims would not have a material adverse effect on our consolidated financial position or results of its operations.

In connection with the acquisition of one of our United States subsidiaries, we recorded what we believed to be our best estimate of the unfavorable portion related to certain transmission capacity agreements. During 1997, we successfully amended such transmission capacity agreements. The resulting settlement of approximately $7,000,000 was recorded as Other Income--Net in the statements of operations and comprehensive loss.

We are a party to separate stockholder agreements with certain minority stockholders of our subsidiaries, pursuant to which we have granted put rights with roll-up right provisions ("put rights"). These agreements restrict the sale of the minority stockholders' interest to any person or entity other than us and in certain cases require us to purchase these interests in certain of our subsidiaries. Certain of the minority stockholders have the option to require us to purchase their interests at any time in exchange for cash or Class A Common Stock (in most instances, at our sole discretion) and have the right to require us to purchase their interests in whole or in part at various times through December 31, 2005 or upon cessation of such stockholder's employment with us for any reason. Generally, the minority stockholder remains employed by us and receives a salary and a performance based bonus. We have issued put rights to substantially all of our subsidiaries' minority stockholders at the time we acquired a majority shareholding in the entity acquired or formed. Such put rights were issued to create an incentive for our minority shareholders to maximize the long term value of their respective subsidiaries and to provide liquidity to the shareholders at the time of exercise.

Our issuance of put rights did not at the time of grant provide the recipient of such rights with any tangible value other than the right to put their minority shares to us, in a value for value exchange (fair value of the minority shares of the subsidiary for fair value of Class A Common Stock or cash), in most instances, at our sole discretion. Solely for the purpose of illustration, if all such options were in effect on December 31, 1999, our aggregate purchase obligation is estimated to be approximately $50.3 million at that date.

16. Significant Customer

For the years ended December 31, 1997, 1998 and 1999 no customer accounted for more than 10% of our revenues.

17. Segment Reporting and Geographic Information

   General Information

We have four reportable segments: three regional segments in, Europe, North America and Asia,Pacific and other operations (which include immaterial operations in Latin America) and deltathree.com, our global internet telephony subsidiary. Revenues from deltathree.com have been immaterial to us. However with the proceeds of deltathree.com's initial public offering in November 1999, it will incur significant marketing and infrastructure costs as it executes its expansion plans. The Company's three regional segments are strategic business units that offer primarily identical products and services. They are managed separately because each business within the regions is naturally aligned to its geographic neighbors. Similar operating segments that operate in different countries are managed separately, and, in accordance with the provisions of SFAS 131, we have aggregated similar operating segments into the three regional segments.

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

17. Segment Reporting and Geographic Information--(Continued)

(a) Information about Operating Profit or Loss and Total Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the profit or loss from operations.

We account for inter-segment sales and transfers as if the sales or transfers were inter-company and accordingly, no profit or loss is included among the segments. We do not systematically allocate assets or a proportionate allocation of indebtedness to the divisions of the subsidiaries constituting our consolidated group.

General corporate expenses are included within selling, general and administrative expenses in the statements of operations and comprehensive loss.

The following table provides certain segment data on our operations for the years ended December 31, 1997, 1998 and 1999 (in thousands).

                                                  Operating
                                      Revenue        Loss      Total Assets
                                    ----------    ----------   ------------
Year Ended December 31, 1997
Europe ..........................   $   73,653    $ (35,905)    $  106,746
North America ...................      194,129      (24,954)       109,960
Asia/Pacific and Other ..........       32,625       (3,430)        58,030
deltathree.com ..................          389       (1,166)         8,403
                                    ----------    ---------     ----------
                                    $  300,796    $ (65,455)    $  283,139
                                    ==========    =========     ==========
Year Ended December 31, 1998
Europe ..........................   $  306,289    $ (56,391)    $  450,596
North America ...................      448,232      (14,746)       399,843
Asia/Pacific and Other ..........      129,675      (14,163)        90,073
deltathree.com ..................        1,742       (6,415)        25,676
                                    ----------    ---------     ----------
                                    $  885,938    $ (91,715)    $  966,188
                                    ==========    =========     ==========
Year Ended December 31, 1999
Europe ..........................   $  736,274    $ (60,873)    $  774,193
North America ...................      546,615      (59,220)       433,548
Asia/Pacific and Other ..........      183,338      (36,442)       155,769
deltathree.com ..................        3,622      (38,334)       126,833
                                    ----------    ---------     ----------
                                    $1,469,849    $(194,869)    $1,490,343
                                    ==========    =========     ==========

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

17. Segment Reporting and Geographic Information--(Continued)

(b) Reconciliations (in thousands)

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                    1997           1998          1999
                                                                  ---------     ----------     ---------
Loss from Operations
   Total loss from operations for reportable segments ......      $(65,455)      $(91,715)     $(194,869)
      Unallocated amounts:
      Loss from operations of corporate headquarters .......       (15,601)       (38,535)       (49,069)
                                                                  --------      ---------       --------
   Total consolidated loss from operations .................      $(81,056)     $(130,250)     $(243,938)
                                                                  ========      =========      =========

                                                                                     December 31,
                                                                                     ------------
                                                                                 1998            1999
                                                                                 ----            ----
Assets
   Total assets for reportable segments..................................     $  966,188      $1,490,343
   Other operational segment assets......................................         30,371              --
   Unallocated amounts:
      Net assets of corporate headquarters...............................        718,034         312,965
                                                                              ----------      ----------
   Total consolidated assets.............................................     $1,714,593      $1,803,308
                                                                              ==========      ==========

18. Summarized Financial Information

The following presents summarized financial information of RSL PLC, as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999. RSL PLC is a wholly owned subsidiary of ours. RSL PLC had no independent operations other than serving solely as a foreign holding company for certain of our U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by us. Our financial statements are, except for our capitalization, corporate overhead expenses, certain operations and available credit facilities, identical to the financial statements of RSL PLC (in thousands).

                                         December 31, 1998    December 31, 1999
                                         -----------------    -----------------
Current Assets.........................     $  686,727           $  520,411
Non-current Assets.....................        877,696              972,319
Current Liabilities....................        411,667              453,089
Non-current Liabilities................      1,479,159            1,635,765

                                         Year Ended          Year Ended         Year Ended
                                      December 31, 1997   December 31, 1998  December 31, 1999
                                      -----------------  ------------------  ------------------
Revenue.............................   $  266,142           $    754,970         $  1,282,889
Loss Before Extraordinary Item......      (95,824)              (169,372)            (269,870)
Extraordinary Item..................           --                (20,800)                  --
Net Loss............................      (95,824)              (190,172)            (269,870)

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

19. Subsequent Event

In February, 2000 we issued 2.3 million Series A Cumulative Convertible Preferred Shares (preferred shares) at a price of $50 per share, and received net proceeds of $111.0 million. The preferred shares are convertible at any time by the holders into our Class A Common shares at a conversion rate of 2.2584 shares for each preferred share subject to adjustments under certain circumstances. Dividends accrue at the rate of 7 1/2 % per year and are payable quarterly. Beginning in February, 2005 we will have the right to redeem some or all of the preferred shares at a predetermined redemption price plus accrued dividends, if any. We will be required to redeem any preferred shares still outstanding on February 1, 2012 at a redemption price of $50 per share plus accrued dividends. Holders of the preferred shares are generally not entitled to any voting rights. The preferred shares, which have a liquidation value of $50 per share, rank junior to all of our existing and future debts and obligations.

         Concurrent with the issuance of the preferred shares, RSL PLC issued $100 million and 100 million Euro-denominated Senior Notes due 2010 (the "2000 Notes"). The notes, which are guaranteed by us and by RSL COM U.S.A., a wholly owned subsidiary of RSL PLC, bear interest at an annual rate of 12 7/8 %. The debt issuances generated combined proceeds to us of approximately $192.2 million. In connection with the guarantee of the 2000 Notes, RSL COM U.S.A. also became a guarantor of RSL PLC's previously issued and outstanding Notes.

20. Supplemental Financial Information (Unaudited)

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 1997, 1998 and 1999.

                                     (in thousands, except loss per share)
Year Ended December 31, 1997                                First         Second         Third          Fourth
                                                            -----         ------         -----          ------
Revenues...............................................   $   42,168    $   67,193     $   83,243    $   108,192
                                                          ==========    ==========     ==========    ===========
Net loss...............................................   $  (19,147)   $  (21,570)    $  (27,342)   $   (32,140)
                                                          ==========    ==========     ==========    ===========
Net loss per share of Common Stock.....................   $    (1.82)   $    (1.90)    $    (2.28)   $     (0.77)
                                                          ==========    ==========     ==========    ===========
Weighted average number of shares of Common
   Stock outstanding...................................       10,541        11,378         11,998         41,633
                                                          ==========    ==========     ==========    ===========
Year Ended December 31, 1998
Revenues...............................................   $  131,635    $  166,567     $  265,916    $   321,820
                                                          ==========    ==========     ==========    ===========
Loss before extraordinary item.........................   $  (35,334)   $  (41,176)    $  (58,941)   $   (62,973)
                                                          ==========    ==========     ==========    ===========
Extraordinary item.....................................           --       (20,800)            --             --
                                                          ==========    ==========     ==========    ===========
Net loss...............................................   $  (35,334)   $  (61,976)    $  (58,941)   $   (62,973)
                                                          ==========    ==========     ==========    ===========
Loss per share of Common Stock before
   extraordinary item..................................   $    (0.85)   $    (0.97)    $    (1.34)   $     (1.33)
                                                          ==========    ==========     ==========    ===========
Net loss per share of Common Stock.....................   $    (0.85)   $    (1.47)    $    (1.34)   $     (1.33)
                                                          ==========    ==========     ==========    ===========
Weighted average number of shares of Common
   Stock outstanding...................................       41,777        42,295         44,124         47,392
                                                          ==========    ==========     ==========    ===========
Year Ended December 31, 1999
Revenues...............................................   $  340,281    $  367,700     $  368,831    $   393,037
                                                          ==========    ==========     ==========    ===========
Net loss...............................................   $  (56,966)   $  (72,855)    $(118,897)    $  (109,510)
                                                          ==========    ==========     ==========    ===========
Net loss per share of Common Stock.....................   $    (1.08)   $    (1.36)    $    (2.17)   $    (2.00)
                                                          ==========    ==========     ==========    ===========
Weighted average number of shares of Common
   Stock outstanding...................................       52,930        53,394         54,702         54,891
                                                          ==========    ==========     ==========    ===========

                                   SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION


                             RSL COMMUNICATIONS PLC

                            CONDENSED BALANCE SHEETS

                               As of December 31,

                                ($ in thousands)


                                                                                         1998            1999
                                                                                      ----------      ----------
                                     Assets

Current Assets..................................................................      $  686,727      $  520,411
Restricted Marketable Securities................................................          20,159              --
Property and Equipment - Net....................................................         278,646         410,636
Other Assets....................................................................         578,891         561,683
                                                                                      ----------      ----------
   Total .......................................................................      $1,564,423      $1,492,730
                                                                                      ==========      ==========
                    Liabilities and Shareholder's Deficiency

Current
Liabilities.....................................................................      $  411,667      $  453,089
Long-term Debt..................................................................         471,504         448,861
Senior Notes - Net..............................................................       1,007,655       1,186,904
Shareholder's Deficiency........................................................        (326,403)       (596,124)
                                                                                      ----------      ----------
   Total .......................................................................      $1,564,423      $1,492,730
                                                                                      ==========      ==========

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF OPERATIONS
                         For the year ended December 31,
                                ($ in thousands)

                                                                          1997           1998          1999
                                                                          ----           ----          ----
Revenues............................................................    $ 266,142      $ 754,970    $1,282,889

Cost of Services....................................................      235,150        598,378       908,958

Expenses............................................................      100,118        253,735       521,150
                                                                        ---------        -------       -------

    Income (Loss) from Operations...................................      (69,126)       (97,143)     (147,219)

    Interest Expense................................................      (39,576)       (75,129)     (131,668)

    Interest Income.................................................       13,565         15,333        19,342

    Foreign Exchange Transaction (Loss) Gain........................           --        (10,663)       16,719

    Minority Interest...............................................           88          2,284        (7,424)

    Loss in Equity Interest of Unconsolidated Subsidiaries..........           --         (3,276)       (4,717)

    Other Income (Expense) - Net ...................................         (375)           554       (13,348)

    Income taxes....................................................         (400)        (1,332)       (1,555)
                                                                             -----        -------       -------

    Loss Before Extraordinary Item..................................      (95,824)      (169,372)     (269,870)

    Extraordinary Item..............................................           --        (20,800)           --
                                                                        ---------        --------   ----------

        Net Loss....................................................    $ (95,824)     $(190,172)   $ (269,870)

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                         For the year ended December 31,
                                ($ in thousands)

                                                                                            1998          1999
                                                                                            ----          ----
Net loss..........................................................................        $(190,172)   $(269,870)
   Depreciation and amortization..................................................           65,748      143,734
   Working capital change and other...............................................           29,569      (43,547)
                                                                                          ---------    ---------
Net cash provided by (used in) operations.........................................          (94,855)    (169,683)
                                                                                          ---------    ---------
   Purchases of property and equipment............................................         (142,953)    (167,897)
   Acquisitions of subsidiaries...................................................         (272,940)     (52,696)
   Net redemptions (purchases) of marketable securities...........................          (74,834)      37,063
   Proceeds from restricted marketable securities.................................           29,141       21,132
   Other..........................................................................            4,324           --
                                                                                          ---------    ---------
Net cash provided by (used in) investing activities...............................         (457,262)    (162,398)
                                                                                          ---------    ---------
   Proceeds from issuance of Notes................................................          791,992      170,835
   Payment of long-term debt .....................................................           (1,547)     (29,023)
   Proceeds from long-term debt ..................................................           13,386        5,231
   Net-change in short-term debt .................................................            1,039      (18,580)
   Proceeds from sale of subsidiary stock.........................................               --       50,090
   Payment of premium and principal on the 1996 Notes.............................         (144,155)          --
   Advances from (payments to) Parent.............................................          125,098      (75,829)
   Offering cost and other........................................................           (4,720)      (5,231)
                                                                                          ---------    ---------
Net cash provided by financing activities.........................................          781,093       97,493
                                                                                          ---------    ---------
Net Increase (Decrease) in cash and cash equivalents..............................          228,976     (234,588)
Effects of foreign currency on cash and cash equivalents..........................              819        1,650
Cash and cash equivalents at beginning of period..................................          129,380      359,175
                                                                                          ---------    ---------
Cash and cash equivalents at end of period........................................        $ 359,175    $ 126,237
                                                                                          =========    =========

SCHEDULE II

                            RSL COMMUNICATIONS, LTD.
                        SCHEDULE OF VALUATION ALLOWANCES
                                ($ in thousands)

                                   Balance at          Charged to Costs    Charged to Other                      Balance at
                                   January 1, 1999     and Expenses        Accounts            Deductions     December 31, 1999
                                   ---------------     ------------        --------            ----------     -----------------
 Allowance for Doubtful Accounts        $26,373            $18,021                 --           $(7,636)            $36,758



                                   Balance at          Charged to Costs    Charged to Other                      Balance at
                                   January 1, 1998     and Expenses        Accounts            Deductions     December 31, 1998
                                   ---------------     ------------        --------            ----------     -----------------
 Allowance for Doubtful Accounts        $12,333            $ 9,043            $12,378           $(7,381)            $26,373



                                   Balance at          Charged to Costs    Charged to Other                      Balance at
                                   January 1, 1997     and Expenses        Accounts            Deductions     December 31, 1997
                                   ---------------     ------------        --------            ----------     -----------------
 Allowance for Doubtful Accounts        $3,881             $10,908                 --           $(2,456)            $12,333

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 29th day of March, 2000.

                                RSL COMMUNICATIONS, LTD.

                                By: /s/ Itzhak Fisher
                                    --------------------------
                                    Name:  Itzhak Fisher
                                    Title: President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Itzhak Fisher and Donald Shassian his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

        Signature                                    Title                              Date
        ---------                                    -----                              ----
                                        Director and Chairman of the
 /s/ Ronald S. Lauder                         Board of Directors                      March 29, 2000
-----------------------
  (Ronald S. Lauder)


                                        Director, President and Chief
  /s/ Itzhak Fisher                      Executive Officer (Principal                 March 29, 2000
-----------------------                      Executive Officer)
    (Itzhak Fisher)


                                          Chief Operating Officer,
                                         Executive Vice President,
 /s/ Donald R. Shassian                   Chief Financial Officer                     March 29, 2000
-----------------------                        and Treasurer
  (Donald R. Shassian)                 (Principal Financial Officer)

        Signature                                    Title                              Date
        ---------                                    -----                              ----
                                        Global Controller (Controller and
   /s/ Joel Beckoff                        Principal Accounting Officer)              March 29, 2000
-----------------------
     (Joel Beckoff)


 /s/ Jacob Z. Schuster                             Director                           March 29, 2000
-----------------------
   (Jacob Z. Schuster)


/s/ Gustavo A. Cisneros
-----------------------                            Director                           March 29, 2000
 (Gustavo A. Cisneros)


/s/ Fred H. Langhammer
-----------------------                            Director                           March 29, 2000
 (Fred H. Langhammer)


 /s/ Leonard A. Lauder
-----------------------                            Director                           March 29, 2000
   (Leonard A. Lauder)


 /s/ Eugene A. Sekulow
-----------------------                            Director                           March 29, 2000
    (Eugene Sekulow)


/s/ Nicolas G. Trollope
-----------------------                            Director                           March 29, 2000
 (Nicolas G. Trollope)

         EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
------                -----------

       *3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996.
       *3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996.
       #3.3  Bye-Laws of RSL Communications, Ltd., as amended.
      **4.1  Form of Class A Common Share Certificate.
      *10.1 Indenture, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Trustee containing, as exhibits, specimens of 12 1/4 % Senior Notes due 2006.
      *10.2 Note Deposit Agreement, dated October 3, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Book Entry Depositary.
      *10.3 Collateral Pledge and Security Agreement, dated October 3, 1996, by and among RSL Communications PLC and Trustee.
   ++++10.4 Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
   ++++10.5 Note Deposit Agreement, dated as of February 27, 1998, among RSL Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
   ++++10.6 Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications, Ltd. to the Chase Manhattan Bank as Trustee.
   ++++10.7 Indenture, dated as of February 27, 1998, by RSL Communications PLC and RSL Communications, Ltd. to the Chase Manhattan Bank as Trustee.
   ++++10.8 Note Deposit Agreement, dated as of March 16, 1998, by and between RSL Communications PLC and The Chase Manhattan Bank as Book-Entry Depositary.
   ++++10.9 Indenture, dated as of March 16, 1998, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee.
     *10.10 Warrant Agreement, dated October 3, 1996, between RSL Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent.
     *10.11 Warrant Registration Rights Agreement, dated October 3, 1996, between RSL Communications, Ltd., as Issuer, and The Chase Manhattan Bank, as warrant agent.
     *10.12 Subordinated Promissory Note dated September 10, 1996, from RSL Communications, Ltd. to Ronald S. Lauder.
     *10.13 Warrant for 210,000 shares of Class B Common Stock of RSL Communications, Ltd. issued to Ronald S. Lauder on September 10, 1996.
     *10.14 RSL Communications, Ltd.'s 1995 Amended and Restated Stock Option Plan.
     *10.15 Memorandum of Agreement, dated July 30, 1996, between International Telecommunications Corporation and Codetel.
     *10.16 General Purchase Agreement , dated September 14, 1995, between Ericsson Inc. and International Telecommunications Corporation.
     *10.17 Lease Agreement between AB LM Ericsson Finans and International Telecommunications Corporation.
     *10.18 Lease Agreement, dated April 10, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans.
     *10.19 Lease Agreement, dated December 30, 1996, between RSL COM Europe Ltd. and AB LM Ericsson Finans.
     *10.20 Asset Purchase Agreement, dated as of May 8, 1996 by and between RSL COM France S.A. and Sprint Telecommunications France Inc.
     *10.21 Asset Purchase Agreement, dated as of May 8, 1996, by and among Siena Vermogensverwaltungs-GmbH, Sprint Telecommunications Services GmbH, and Sprint Fon Inc.
     *10.22 Asset Purchase Agreement, August 12, 1996, by and between RSL COM UK Limited and Incom (UK) Ltd.
     *10.23 Stock Purchase Agreement, dated July 3, 1996, between RSL Communications Limited, Charles Piluso and International Telecommunication Group, Ltd.
     *10.24 Stock Purchase Agreement, dated September 9, 1996, between RSL Communications PLC, Richard Rebetti, Jr, and International Telecommunications Group, Ltd.
     *10.25 Agreement and Plan of Reorganization, dated September 9, 1996, among RSL Communications PLC, RSL Communications, Ltd. and Charles Piluso.

     *10.26 Tax Agreement, dated September 9, 1996, between RSL Communications PLC, RSL Communications, Ltd. and Charles Piluso.
     *10.27 Stock Purchase Agreement, dated September 22, 1995, by and between RSL Communications, Inc. and Charles Piluso.
     *10.28 Stock Purchase Agreement, dated September 22, 1995, by and between Richard Rebetti and RSL Communications, Inc.
     *10.29 Amendment to the Stock Purchase Agreement, dated September 22, 1995, between and among International Telecommunications Group, Ltd., International Telecommunications Corporation and RSL Communications, Inc.
     *10.30 Stock Purchase Agreement, dated March 10, 1995, between RSL Communications, Inc., International Telecommunications Group, Ltd. and International Telecommunications Corporation.
     *10.31 Indemnity Agreement, dated March 10, 1995, between and among International Telecommunications Group, Ltd., International Telecommunications Corporations and RSL Communications, Inc.
     *10.32 Sublease, dated July 18, 1996, between RSL Communications, Ltd., and RSL Management Corporation.
     *10.33 Lease, dated as of January 15, 1997, between Longstreet Associates L.P. and RSL COM U.S.A., Inc.
     *10.34 Amendment of Lease, dated as of December 6, 1995, between Hudson Telegraph Associates and International Telecommunications Corporation.
    **10.35 Shareholders Agreement of RSL Communications, Latin America, Ltd., dated August 4, 1997, between and among RSL Communications, Latin America, Ltd., RSL Communications, Ltd. and Coral Gates Investments Ltd.
     +10.36  RSL Communications, Ltd. 1997 Performance Incentive Plan.
    ++10.37 RSL Communications, Ltd. 1997 Stock Incentive Plan, as amended. **10.38 Lease Agreement, dated June 19, 1997 for property at 430 Park
             Avenue, New York, New York.
    **10.39  Stock Purchase Agreement of Delta Three, Inc.
    **10.40 Employment Agreement, dated September 2, 1997, between Itzhak Fisher and RSL Communications, Ltd.
    **10.41 Employment Agreement, dated September 2, 1997, between Itzhak Fisher and International Telecommunications Group, Ltd.
     +10.42  RSL Communications, Ltd. 1997 Directors' Compensation Plan.
    **10.43 Registration Rights Agreement, dated September 2, 1997, among RSL Communications, Ltd., Ronald S. Lauder, Itzhak Fisher and Coral Gate Investments Ltd.
    **10.44 International Telecommunication Services Agreement, dated July 1, 1995,between International Telecommunications Corporation and TELECOM Denmark.
    **10.45 International Telecommunications Operating Agreement, dated July 15, 1995 between Telenor Carrier Services A.S. and International Telecommunications Corporation.
    **10.46 International Telecommunication Services Agreement, dated May 10, 1994, Between Mercury Communications Limited and International Telecommunications Corporation.
    **10.47 Agreement Concerning Voice Distribution of International Telophony Traffic, undated, Between Unicource Carrier Services AG and International telecommunications Corporation.
    **10.48 International Telecommunications Services Agreement, dated May 31, 1994, between Compania Dominicana De Telefonos, C. Por A. and International Telecommunications Corporation.
    **10.49 Second Supplementary Agreement to the UK-Netherlands 14 Cable System Construction & Maintenance Agreement, effective February 18, 1997 among the parties on the Annex thereto.
    **10.50 Fourth Supplementary Agreement to the ODIN Construction and Maintenance Agreement, dated October 24, 1996, among the parties on the Annex thereto.
    **10.51 Second Supplementary Agreement to Antillas I Construction & Maintenance Agreement, dated February 13, 1997, among the parties on the Annex thereto.
    **10.52 Canus I Cable System Indefeasible Right of Use Agreement and Communications, Inc. and International Telecommunications Corporation.
    **10.53 Cantat - 3 Cable System Indefeasible Right of Use Agreement and Financing Agreement, dated March 12, 1996, between Teleglobe Cantat
             - 3 Inc. and International Telecommunications Corporation.
    **10.54 PTAT - 1 Submarine System Indefeasible Right of Use Agreement, dated May 12, 1994, between PrivateTransatlantic Telecommunications System, Inc. and International Telecommunications Corporation.

    **10.55 Third Supplementary Agreement to the TAT - 12/TAT - 13 Cable Network Construction and Maintenance Agreement, dated October 17,1995, among the parties on the Annex thereto.
     *10.56 Placement Agreement, dated as of September 30, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and Morgan Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon Read & Co. Inc..
   +++10.57 Asset Purchase Agreement, dated as of April 23, 1998 by and between CBS Corporation and RSL COM U.S.A., Inc.
 *****10.58  Restated Umbrella Agreement, dated as of June 26, 1998, among
             Motorola Limited, SA Motorola NV, Motorola Electronic GmbH, Motorola SA and RSL Communications, Ltd.
   ***10.59 Share Subscription, Share Option and Shareholders Agreement, dated June 10, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.60 Marketing and Distribution Services Agreement, dated as of June 10, 1998, between RSL Com Europe Ltd. and Metro Holding AG.
   ***10.61 Exchange Agreement, dated July 22, 1998, among Ligapart AG, Metro Holding AG and RSL Communications, Ltd.
   ***10.62 Amended and Restated Share Subscription, Share Option and Shareholders Agreement, dated July 22, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.63 Share Purchase Agreement, dated June 24, 1998, between British Columbia Railway Company and RSL Com Holdings Canada, Inc.
  ****10.64  Note Deposit Agreement, dated November 9, 1998, among RSL
             Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
  ****10.65  Indenture, dated November 9, 1998, by RSL Communications PLC and
             RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee. ******10.66 Note Deposit Agreement, dated December 8, 1998, among RSL
             Communications PLC, RSL Communications , Ltd., and The Chase Manhattan Bank as Book-Entry Depository.
******10.67  Indenture, dated December 8, 1998, by RSL Communications PLC and
             RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee. #10.68 Employment Agreement Between RSL Communications, Ltd. and David
             Hardwick.
******10.69  Employment Agreement Between RSL Communications, Ltd. and Donald
             Shassian.
     #10.70  Employment Agreement Between RSL COM U.S.A., Inc., and Michael
             Marino.
     @10.71 Registration Rights Agreement dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com, Inc.
     @10.72 Amended and Restated Services Agreement by and between RSL Communications, Ltd. and deltathree.com, Inc., dated September 3, 1999.
     @10.73 Credit Facility dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com, Inc.
     @10.74 Management Agreement dated as of November 1, 1999 between deltathree.com, Inc. and RSL Communications, Ltd.
     @10.75 Amendment to Services Agreement by and between RSL Communications, Ltd. and deltathree.com, Inc., dated November 1, 1999
     @10.76 Co-Branding and Services Agreement effective as of October 1, 1999, between RSL COM PrimeCall, Inc. and deltathree.com, Inc.
     @10.77 Intercompany Compliance Agreement dated as of November 1, 1999, between RSL Communications, Ltd., RSL Communications PLC and deltathree.com, Inc
     @10.78 Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd. and deltathree.com, Inc.
    @@10.79 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior Notes due 2009
    @@10.80 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2% Senior Notes due 2008
    @@10.81 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8% Senior Notes due 2008
    @@10.82 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4% Senior Notes due 2006

    @@10.83 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due 2008
    @@10.84 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount Notes due 2008
    @@10.85 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount Notes due 2008
      #21.1  Subsidiaries of the Registrant.
      #27.1  Financial Data Schedule.

* Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749).
**       Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No.333-34281).
***      Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325)
****     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325).
*****    Incorporated by reference to the Registrant's report on Form 8-K dated
August 14, 1998.
******   Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-70023).
+        Incorporated by reference to Registrant's Registration Statement on
Form S-8 (Registration No. 333-40085).
++       Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Commission on April 30, 1999.
+++      Incorporated by reference to Registrant's Report on Form 8-K/A dated
August 12, 1998.
++++     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-46125).
@        Incorporated by reference to deltathree.com, Inc.'s Registration
Statement on Form S-1 (Registration No. 333-86503)
#        Filed herewith.
@@       Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-90039).