Form 10-K/A
period 1999-12-31
RSL COMMUNICATIONS LTD
filed 2000-04-04
CIK 1036297

================================================================================


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


Preliminary Note: The Registrant has discovered that its Form 10-K, as previously filed with the SEC, contains typographical errors. The Registrant is filing this Form 10-K/A to amend and restate the Form 10-K in its entirety to correct such typographical errors, primarily within the Statements of Changes in Shareholders' Equity/(Deficit).


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


        o Oblige mobile operators with significant market power to offer indirect access to other networks and service providers (but not carrier pre-selection).


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


     Our Australian operation is a switched carrier service provider in its fixed wire and data communications businesses, as it owns and operates its own switch exchanges and can provide value added services. We lease transmission capacity from carriers and make use of our low cost access to our global network. In mobile services, our Australian operation is a switchless service provider and purchases wholesale mobile telephony service from C&W Optus and Vodafone.


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

Selling, General and Administrative Expenses


Our selling, general and administrative expenses consist primarily of costs incurred to gain new customers, introduce new products and services, provide ongoing customer service and continue the expansion of RSL-NET. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as we commence operations in different countries, we incur significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising.


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


This increase is due primarily to an increase in our European revenues from $306.3 million in 1998 to $736.3 million in 1999 an increase of $430.0 million or 140.4%. This increase was primarily from acquisitions, principally the Motorola Tel.co wireless reseller business in the United Kingdom and Germany in August 1998 and Telegate, the German directory information provider which we began to consolidate in December 1998. We also experienced positive sequential growth, excluding the impact of acquisitions, in each quarter during 1999. Contributing to the growth in European revenues was the growth in the customer base, which increased from 439 thousand customers at the end of 1998 to over 700 thousand at the end of 1999. European revenues as a percentage of consolidated revenues increased from 34.6% in 1998 to 50.1% in 1999 primarily as a result of these acquisitions and growth. This growth is consistent with our strategy of expansion in Europe to position ourselves for profitability as anticipated deregulation will make it possible for us to compete more effectively with the incumbent local service providers.

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


Cash used in operating activities for the year ended December 31, 1999 totaled $158.9 million compared with $82.8 million for the year ended December 31,1998 reflecting the use of cash to fund operating losses and working capital requirements. Capital expenditures, which include assets acquired under capital lease obligations, for 1999 were $256.0 million compared with $247.7 million for the comparable period in 1998. These capital expenditures are principally for switches, fiber, and related telecommunications equipment. We intend to continue to expand and develop our infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRU' s and interests in inter-city fiber routes in certain key markets and installing additional national and international telephone gateway switches. We expect that we will invest in the aggregate approximately $260 million in 2000, including $10 million expected to be invested at deltathree.com, to expand and enhance our existing telecommunications network.

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

      @10.78  Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd. and
              deltathree.com, Inc.
     @@10.79  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and
              RSL   Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior
              Notes due 2009
     @@10.80  First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2%
              Senior Notes due 2008
     @@10.81  First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8%
              Senior Notes due 2008
     @@10.82  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4%
              Senior Notes due 2006
     @@10.83  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL
              Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due
              2008
     @@10.84  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL
              Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount
              Notes due 2008
     @@10.85  First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL
              Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount
              Notes due 2008
       #21.1  Subsidiaries of the Registrant.
      ##27.1  Financial Data Schedule.

* Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749).
**       Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No.333-34281).
***      Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325)
****     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325).
*****    Incorporated by reference to the Registrant's report on Form 8-K dated
August 14, 1998.
******   Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-70023).
+        Incorporated by reference to Registrant's Registration Statement on
Form S-8 (Registration No. 333-40085).
++       Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Commission on April 30, 1999.
+++      Incorporated by reference to Registrant's Report on Form 8-K/A dated
August 12, 1998.
++++     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-46125).
@        Incorporated by reference to deltathree.com, Inc.'s Registration
Statement on Form S-1 (Registration No. 333-86503)
 #       Previously filed.
##       Filed herewith.
@@       Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-90039).


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

                            RSL COMMUNICATIONS, LTD.


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                           ($ and shares in thousands)

                                      Class A                   Class B                   Preferred               Common Stock
                                    Common Stock              Common Stock                  Stock                   Warrants
                                 ------------------       --------------------       ------------------        -------------------
                                 Shares       Amount      Shares        Amount       Shares       Amount       Shares       Amount
                                 ------       ------      ------        ------       ------       ------       ------       ------
BALANCE
   December 31, 1996 .........       --        $ --       10,529         $ 48         9,244        $ 93        1,652        $5,544
Initial Public Offering of
   Class A Common Stock ......    8,280          38           --           --            --          --           --            --
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   warrants and options
   exercised .................    2,593          11           --           --            --          --          (39)         (133)
Conversion of Preferred
   Stock in exchange for
   Class B Common Stock ......       --          --       20,232           93        (9,244)        (93)          --            --
Foreign Currency
   Translation Adjustment ....       --          --           --           --            --          --           --            --
Amortization of deferred
   financing costs ...........       --          --           --           --            --          --           --            --
Net loss .....................       --          --           --           --            --          --           --            --
                                 ------       -----       ------        -----        ------       -----        -----        ------
BALANCE
   December 31, 1997 .........   10,873          49       30,761          141            --          --        1,613         5,411
Secondary offering of
   Class A Common Stock ......    7,544          34           --           --            --          --           --            --
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   distribution rights,
   warrants and options
   exercised .................    3,596          17           --           --            --          --         (243)         (814)
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............    4,516          21       (4,516)         (21)           --          --           --            --
Change in minority interest
   from step acquisition .....       --          --           --           --            --          --           --            --
Foreign Currency
   Translation
   Adjustment ................       --          --           --           --            --          --           --            --
Unrealized loss on
   securities ................       --          --           --           --            --          --           --            --
Net loss .....................       --          --           --           --            --          --           --            --
                                 ------       -----       ------        -----        ------       -----        -----        ------
BALANCE
   December 31, 1998 .........   26,529         121       26,245          120            --          --        1,370         4,597
Issuance of Common Stock
   by subsidiaries ...........       --          --           --           --            --          --           --            --
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   warrants and options
   exercised .................    2,510          11           --           --            --          --         (180)         (604)
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............    1,978           9       (1,978)          (9)           --          --           --            --
Deferred Compensation
   Expense ...................       --          --           --           --            --          --           --            --
Amortization of Deferred
   Compensation Expense ......       --          --           --           --            --          --           --            --
Costs incurred to obtain
   noteholders' consent for
   security offerings ........       --          --           --           --            --          --           --            --
Foreign Currency
   Translation
   Adjustment ................       --          --           --           --            --          --           --            --
Unrealized loss on
   securities ................       --          --           --           --            --          --           --            --
Net loss .....................       --          --           --           --            --          --           --            --
                                 ------       -----       ------        -----        ------       -----        -----        ------
BALANCE
   December 31, 1999 .........   31,017        $141       24,267         $111            --        $ --        1,190        $3,993
                                 ------       -----       ------        -----        ------       -----        -----        ------
                                 ------       -----       ------        -----        ------       -----        -----        ------
                                                                                        Accumulated
                                Additional        Deferred                                Other
                                 Paid-in       Compensation         Accumulated        Comprehensive
                                 Capital          Expense             Deficit              Loss              Total
                                ----------     ------------         -----------        -------------       ---------
BALANCE
   December 31, 1996 .........   $ 63,520        $      --           $ (47,740)           $  (622)         $  20,843
Initial Public Offering of
   Class A Common Stock ......    167,504               --                  --                 --            167,542
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   warrants and options
   exercised .................     41,757               --                  --                 --             41,635
Conversion of Preferred
   Stock in exchange for
   Class B Common Stock ......         --               --                  --                 --                 --
Foreign Currency
   Translation Adjustment ....         --               --                  --             (4,666)            (4,666)
Amortization of deferred
   financing costs ...........      1,544               --                  --                 --              1,544
Net loss .....................         --               --            (100,199)                --           (100,199)
                                 --------        ---------           ---------          ---------          ---------
BALANCE
   December 31, 1997 .........    274,325               --            (147,939)            (5,288)           126,699
Secondary offering of
   Class A Common Stock ......    169,955               --                  --                 --            169,989
Issuance of Class A
   Common Stock for
   acquisition of certain
   minority interests,
   distribution rights,
   warrants and options
   exercised .................     57,063               --                  --                 --             56,266
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............         --               --                  --                 --                 --
Change in minority interest
   from step acquisition .....       (104)              --                  --                 --               (104)
Foreign Currency
   Translation
   Adjustment ................         --               --                  --                897                897
Unrealized loss on
   securities ................         --               --                  --             (1,039)            (1,039)
Net loss .....................         --               --            (219,224)                --           (219,224)
                                 --------        ---------           ---------          ---------          ---------
BALANCE
   December 31, 1998 .........    501,239               --            (367,163)            (5,430)           133,484
Issuance of Common Stock
   by subsidiaries ...........     89,097               --                  --                 --             89,097
Issuance of Class A Common
   Stock for acquisition of
   certain minority interests,
   warrants and options
   exercised .................     36,116               --                  --                 --             35,523
Conversion of Class B
   Common Stock in
   exchange for Class A
   Common Stock ..............         --               --                  --                 --                 --
Deferred Compensation
   Expense ...................     25,694          (25,694)                 --                 --                 --
Amortization of Deferred
   Compensation Expense ......         --           17,346                  --                 --             17,346
Costs incurred to obtain
   noteholders' consent for
   security offerings ........     (6,810)              --                  --                 --             (6,810)
Foreign Currency
   Translation
   Adjustment ................         --               --                  --              7,583              7,583
Unrealized loss on
   securities ................         --               --                  --             (1,608)            (1,608)
Net loss .....................         --                             (358,227)                --           (358,227)
                                 --------        ---------           ---------          ---------          ---------
BALANCE
   December 31, 1999 .........   $645,336        $  (8,348)          $(725,390)           $   545          $ (83,612)
                                 ========        =========           =========          =========          =========

          See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                Year Ended      Year Ended      Year Ended
                                                                               December 31,    December 31,    December 31,
                                                                                   1997            1998            1999
                                                                               ------------    ------------    ------------
Cash flows used in operating activities:
Net loss .................................................................      $(100,199)      $(219,224)      $(358,227)
  Adjustments to reconcile net loss to net cash used in operating activities, net of effects of purchase of subsidiaries:
     Depreciation and amortization .......................................         21,819          75,445         177,865
     Accretion of interest expense on senior discount notes ..............             --          25,706          34,482
     Non-cash compensation ...............................................             --              --          23,562
     Provision for losses on accounts receivable .........................         10,908           9,043          18,021
     Foreign currency transaction (gain) loss ............................             --           6,441         (17,288)
     Equity loss on investment in unconsolidated subsidiaries ............             --           3,276           4,718
     Extraordinary loss ..................................................             --          20,800              --
     Accretion of interest income on restricted marketable securities ....         (5,504)         (2,727)           (973)
     Loss (gain) on sales of assets ......................................             --             367            (537)
     Reversal of accrued liabilities .....................................         (7,000)             --              --

  Changes in assets and liabilities:
     Increase in accounts receivable .....................................        (45,069)        (49,321)       (103,213)
     Decrease (increase) in deposits and other assets ....................         (2,929)        (48,869)          5,565
     (Increase) in prepaid expenses and other current assets  ............        (13,196)        (65,842)        (43,996)
     Increase in accounts payable and accrued expenses ...................         56,354         123,813          76,087
     Increase (decrease) in deferred revenue and other current liabilities         (2,155)         38,018          13,807
     Increase (decrease) in other long-term liabilities ..................         (4,841)            322          11,242
                                                                                ---------       ---------       ---------
Net cash used in operating activities ....................................        (91,812)        (82,752)       (158,885)
                                                                                ---------       ---------       ---------
Cash flows used in investing activities:
  Purchase of property and equipment .....................................        (36,357)       (181,937)       (207,667)
  Acquisition of subsidiaries ............................................        (77,813)       (287,044)        (66,442)
  Net redemptions (purchases) of marketable securities for sale ..........         54,167         (74,834)         25,796
  Proceeds from maturities of restricted marketable securities ...........         41,038          29,141          21,132
  Proceeds from sales of property and equipment ..........................            144           5,236             679
                                                                                ---------       ---------       ---------
Net cash used in investing activities ....................................        (18,821)       (509,438)       (226,502)
                                                                                ---------       ---------       ---------
Cash flows provided by financing activities:
  Proceeds from issuance of Notes ........................................             --         791,992         170,835
  Proceeds from sales of subsidiaries stock ..............................             --              --         143,952
  Proceeds from notes payable ............................................             --           1,306          10,850
  Proceeds from long-term debt ...........................................             --          13,386           5,231
  Payment of long-term debt and notes payable ............................        (12,750)         (1,548)        (43,657)
  Principal payments under capital lease obligations .....................         (2,757)         (5,241)        (16,253)
  Proceeds from issuance of common and preferred stock and warrants ......        182,160         180,807           2,124
  Payment of offering costs and fees .....................................        (14,618)        (21,071)         (2,670)
  Payment for consent solicitation .......................................             --              --          (6,810)
  Payment of premium and principal on the 1996 Notes .....................             --        (144,155)             --
                                                                                ---------       ---------       ---------
Net cash provided by financing activities ................................        152,035         815,476         263,602
                                                                                ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents .........................         41,402         223,286        (121,785)
Effects of foreign currency exchange rates on cash .......................           (576)           (357)         (7,314)
Cash and cash equivalents at beginning of year ...........................        104,068         144,894         367,823
                                                                                ---------       ---------       ---------
Cash and cash equivalents at end of year .................................      $ 144,894       $ 367,823       $ 238,724
                                                                                =========       =========       =========
Supplemental disclosure of cash flows information:
  Cash paid for:
     Interest ............................................................      $  41,285       $  46,930       $  97,111
                                                                                =========       =========       =========
     Income tax ..........................................................      $     401       $   1,334       $   5,807
                                                                                =========       =========       =========
Supplemental schedule of noncash investing and financing activities:

  Assets acquired under capital lease obligations ........................      $  13,060       $  65,728       $  48,333
                                                                                =========       =========       =========
  Issuance of Class A Common Stock .......................................      $  41,635       $  54,524       $  33,399
                                                                                =========       =========       =========
  Acquisition costs included in current liabilities ......................      $  17,929       $   1,900              --
                                                                                =========       =========       =========

          See notes to consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1997, 1998 and 1999

1. Business Description


RSL Communications, Ltd. ("RSL"), a Bermuda corporation, is the successor in interest to RSL Communications Inc., a British Virgin Islands corporation, which is the successor in interest to RSL Communications, Inc., a Delaware corporation. RSL, together with its direct and indirect subsidiaries are referred to herein as the "Company." We are a rapidly growing facilities-based communications company that provides a broad range of the voice, data/Internet and value-added product and service solutions primarily to small and medium sized businesses and residential customers in selected markets around the globe. The Company currently has revenue producing operations and provides services in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, Mexico, the United Kingdom, United States, and Venezuela.



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


1998 Acquisitions



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

Maxitel


In April 1997, our subsidiary RSL Com Europe Ltd ("RSL Europe") acquired a 30.4% interest in Maxitel Servicos e Gestao de Telecommunicacoes, S.A. ("Maxitel"), a Portuguese international telecommunications carrier for $2.1 million, and in 1998 increased its ownership interest in Maxitel to 39% for an additional $1.3 million.


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

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

2. Acquisitions--(Continued)

Call Australia Group

In October 1997, RSL Australia acquired 100% of the issued capital of each of Call Australia Pty. Ltd., Associated Service Providers Pty. Limited, Digiplus Pty. Limited, Power Serve Communications Consultants Pty. Limited, Talk 2000 Networks Pty. Limited and Telephone Bill Pty. Limited (collectively the "Call Australia Group"), leading Australian switchless resellers, for approximately $24.5 million. In 1998, we made a final payment of $1.0 million plus an assumption of liabilities of approximately $2.9 million. In connection with this purchase, RSL Australia recorded approximately $28.4 million as goodwill.

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


   The following presents our unaudited pro forma consolidated statements of operations data for the years ended December 31, 1997 and 1998 as though the acquisitions of Westinghouse, Westel, LDM, Call Australia Group, and EZI had occurred on January 1, 1997. All other acquisitions had insigificant operations prior to the date of acquisition. The unaudited pro forma consolidated statements do not necessarily represent what our results of operations would have been had such acquisitions actually occurred on such date.



                                           Year Ended           Year Ended
                                        December 31, 1997    December 31, 1998
                                        -----------------    -----------------
Revenues ........................          $  556,500          $  1,015,422
                                           ==========          ============
Net loss ........................          $ (102,891)         $   (223,588)
                                           ==========          ============
Net loss per share...............          $    (5.41)         $      (5.09)
                                           ==========          ============


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

7. Income Taxes


We have incurred consolidated losses since inception for both book and tax purposes. Several of our subsidiaries which are profitable have recorded income tax expense in the aggregate of approximately $401,000, $1,334,000 and $3,341,000 for the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1997, 1998 and 1999, we had net operating loss carryforwards generated primarily in the United States and the United Kingdom of approximately $148 million, $367 million and $725 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2010 through 2014 if not utilized. The utilization of the net operating loss carryforwards is subject to certain limitations.


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


The 1996 Notes, the 1998 Notes, the New 1998 Notes and the 1999 Notes are collectively referred to herein as the "Notes." The Notes are fully and unconditionally guaranteed as to payment of principal, interest and any other amounts thereof by us and RSL COM U.S.A.


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

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

10. Shareholders' Equity--(Continued)


During 1998 and 1999, we issued 1,232,339 and 798,475 shares of Class A Common Stock upon the exercise of options, respectively. In addition, we issued 54,750 shares in both 1998 and in 1999 of Class A Common Stock upon the vesting of restricted stock.


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

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

12. Related Party Transactions


During 1999 RSL Management Corporation ("RSL Management"), which is wholly owned by Ronald S. Lauder, the Chairman of the Board of the Company and our principal shareholder, sublet an aggregate of 7,500 square feet of office space to us at an annual rent of $591,000 per annum. RSL Management sublet such space from The Estee Lauder Companies Inc. ("Estee Lauder"). Ronald S. Lauder is also a principal shareholder of Estee Lauder and Leonard A. Lauder, a director of the Company, is the Chairman of the Board of Directors of Estee Lauder. Fred Langhammer, a director, is the President and Chief Executive Officer of Estee Lauder. This sublease agreement was terminated without penalty on March 31, 2000. In addition, RSL Management provides payroll and benefit services to the Company for an annual fee of $6,000, $9,000 and $12,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


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

                            RSL COMMUNICATIONS, LTD.

              For the years ended December 31, 1997, 1998 and 1999

14. Stock Option Plans--(Continued)


                                                                               Weighted
                                           Number of        Range of            Average
                                            Options      Exercise Prices     Exercise Price
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


As of December 31, 1999, the approximate total number of shares of Class A Common Stock into which all outstanding Restricted Units may be converted, based on the valuations attributed to our subsidiaries is estimated to be approximately 1,099,000. As of December 31, 1999, vested and exercisable Restricted Units which may be converted, based on the valuations attributed to the Company's subsidiaries is estimated to be 447,000 at a weighted average exercise price of $2.47 per share.


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


We are involved in various claims that arose in the ordinary course of our businesses. The expected settlements from certain of these matters have been accrued and are recorded as Other Liabilities. In our opinion, the settlement of such claims would not have a material adverse effect on our consolidated financial position or results of our operations.


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
                                                                              ==========      ==========

18. Summarized Financial Information


The following presents summarized financial information of RSL PLC, as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999. RSL PLC is a wholly owned subsidiary of ours. RSL PLC had no independent operations other than serving solely as a foreign holding company for certain of our U.S. and European operations. The Notes issued by RSL PLC are fully and unconditionally guaranteed by us and RSL COM U.S.A. Our financial statements are, except for our capitalization, corporate overhead expenses, certain operations and available credit facilities, identical to the financial statements of RSL PLC (in thousands).


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

20. Supplemental Financial Information (Unaudited)

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 1997, 1998 and 1999.


                                     (in thousands, except loss per share)
Year Ended December 31, 1997                                First         Second         Third          Fourth
                                                            -----         ------         -----          ------
Revenues...............................................   $   42,168    $   67,193     $   83,243    $   108,192
                                                          ==========    ==========     ==========    ===========
Net loss...............................................   $  (19,147)   $  (21,570)    $  (27,342)   $   (32,140)
                                                          ==========    ==========     ==========    ===========
Net loss per share of Common Stock.....................   $    (1.82)   $    (1.90)    $    (2.28)   $     (0.77)
                                                          ==========    ==========     ==========    ===========
Weighted average number of shares of Common
   Stock outstanding...................................       10,541        11,378         11,998         41,633
                                                          ==========    ==========     ==========    ===========
Year Ended December 31, 1998
Revenues...............................................   $  131,635    $  166,567     $  265,916    $   321,820
                                                          ==========    ==========     ==========    ===========
Loss before extraordinary item.........................   $  (35,334)   $  (41,176)    $  (58,941)   $   (62,973)

Extraordinary item.....................................           --       (20,800)            --             --
                                                          ----------    ----------     ----------    -----------
Net loss...............................................   $  (35,334)   $  (61,976)    $  (58,941)   $   (62,973)
                                                          ==========    ==========     ==========    ===========
Loss per share of Common Stock before
   extraordinary item..................................   $    (0.85)   $    (0.97)    $    (1.34)   $     (1.33)
                                                          ==========    ==========     ==========    ===========
Net loss per share of Common Stock.....................   $    (0.85)   $    (1.47)    $    (1.34)   $     (1.33)
                                                          ==========    ==========     ==========    ===========
Weighted average number of shares of Common
   Stock outstanding...................................       41,777        42,295         44,124         47,392
                                                          ==========    ==========     ==========    ===========
Year Ended December 31, 1999
Revenues...............................................   $  340,281    $  367,700     $  368,831    $   393,037
                                                          ==========    ==========     ==========    ===========
Net loss...............................................   $  (56,965)   $  (72,855)    $(118,897)    $  (109,510)
                                                          ==========    ==========     ==========    ===========
Net loss per share of Common Stock.....................   $    (1.08)   $    (1.36)    $    (2.17)   $    (2.00)
                                                          ==========    ==========     ==========    ===========
Weighted average number of shares of Common
   Stock outstanding...................................       52,930        53,394         54,702         54,891
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
                                                                                      ==========      ==========

                             RSL COMMUNICATIONS PLC
                       CONDENSED STATEMENTS OF OPERATIONS
                         For the year ended December 31,
                                ($ in thousands)


                                                                          1997           1998          1999
                                                                          ----           ----          ----
Revenues............................................................    $ 266,142      $ 754,970    $1,282,889

Cost of Services....................................................      235,150        598,378       908,958

Expenses............................................................      100,118        253,735       521,150
                                                                        ---------        -------       -------

    Income (Loss) from Operations...................................      (69,126)       (97,143)     (147,219)

    Interest Expense................................................      (39,576)       (75,129)     (131,668)

    Interest Income.................................................       13,565         15,333        19,342

    Foreign Exchange Transaction (Loss) Gain........................           --        (10,663)       16,719

    Minority Interest...............................................           88          2,284        (7,424)

    Loss in Equity Interest of Unconsolidated Subsidiaries..........           --         (3,276)       (4,717)

    Other Income (Expense) - Net ...................................         (375)           554       (13,348)

    Income taxes....................................................         (400)        (1,332)       (1,555)
                                                                             -----        -------       -------

    Loss Before Extraordinary Item..................................      (95,824)      (169,372)     (269,870)

    Extraordinary Item..............................................           --        (20,800)           --
                                                                        ---------      ----------   ----------
        Net Loss....................................................    $ (95,824)     $(190,172)   $ (269,870)
                                                                        =========      =========    ==========

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

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 3rd day of April, 2000.


                                RSL COMMUNICATIONS, LTD.


                                By:            *
                                    --------------------------
                                    Name:  Itzhak Fisher
                                    Title: President and Chief Executive Officer





        Signature                                    Title                              Date
        ---------                                    -----                              ----
                                        Director and Chairman of the
          *                                   Board of Directors                      April 3, 2000
-----------------------
  (Ronald S. Lauder)


                                        Director, President and Chief
          *                              Executive Officer (Principal                 April 3, 2000
-----------------------                      Executive Officer)
    (Itzhak Fisher)


                                          Chief Operating Officer,
                                         Executive Vice President,
 /s/ Donald R. Shassian                   Chief Financial Officer                     April 3, 2000
-----------------------                        and Treasurer
  (Donald R. Shassian)                 (Principal Financial Officer)

        Signature                                    Title                              Date
        ---------                                    -----                              ----
                                        Global Controller (Controller and
          *                                Principal Accounting Officer)              April 3, 2000
-----------------------
     (Joel Beckoff)


          *                                        Director                           April 3, 2000
-----------------------
   (Jacob Z. Schuster)


          *
-----------------------                            Director                           April 3, 2000
 (Gustavo A. Cisneros)


          *
-----------------------                            Director                           April 3, 2000
 (Fred H. Langhammer)


          *
-----------------------                            Director                           April 3, 2000
   (Leonard A. Lauder)


          *
-----------------------                            Director                           April 3, 2000
    (Eugene Sekulow)


          *
-----------------------                            Director                           April 3, 2000
 (Nicolas G. Trollope)




*By  /s/ Donald R. Shassian
     ----------------------
     Donald R. Shassian
     Attorney-in-Fact

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

    **10.55 Third Supplementary Agreement to the TAT - 12/TAT - 13 Cable Network Construction and Maintenance Agreement, dated October 17,1995, among the parties on the Annex thereto.
     *10.56 Placement Agreement, dated as of September 30, 1996, by and among RSL Communications PLC, RSL Communications, Ltd. and Morgan Stanley & Co. Incorporated, Bear Stearns Co. Inc. and Dillon Read & Co. Inc..
   +++10.57 Asset Purchase Agreement, dated as of April 23, 1998 by and between CBS Corporation and RSL COM U.S.A., Inc.
 *****10.58  Restated Umbrella Agreement, dated as of June 26, 1998, among
             Motorola Limited, SA Motorola NV, Motorola Electronic GmbH, Motorola SA and RSL Communications, Ltd.
   ***10.59 Share Subscription, Share Option and Shareholders Agreement, dated June 10, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.60 Marketing and Distribution Services Agreement, dated as of June 10, 1998, between RSL Com Europe Ltd. and Metro Holding AG.
   ***10.61 Exchange Agreement, dated July 22, 1998, among Ligapart AG, Metro Holding AG and RSL Communications, Ltd.
   ***10.62 Amended and Restated Share Subscription, Share Option and Shareholders Agreement, dated July 22, 1998, among RSL COM Europe Ltd., RSL Communications, Ltd. and Metro Holding AG.
   ***10.63 Share Purchase Agreement, dated June 24, 1998, between British Columbia Railway Company and RSL Com Holdings Canada, Inc.
  ****10.64  Note Deposit Agreement, dated November 9, 1998, among RSL
             Communications PLC, RSL Communications, Ltd. and The Chase Manhattan Bank as Book-Entry Depositary.
  ****10.65  Indenture, dated November 9, 1998, by RSL Communications PLC and
             RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee. ******10.66 Note Deposit Agreement, dated December 8, 1998, among RSL
             Communications PLC, RSL Communications , Ltd., and The Chase Manhattan Bank as Book-Entry Depository.
******10.67  Indenture, dated December 8, 1998, by RSL Communications PLC and
             RSL Communications, Ltd. to The Chase Manhattan Bank as Trustee. #10.68 Employment Agreement Between RSL Communications, Ltd. and David
             Hardwick.
******10.69  Employment Agreement Between RSL Communications, Ltd. and Donald
             Shassian.
     #10.70  Employment Agreement Between RSL COM U.S.A., Inc., and Michael
             Marino.
     @10.71 Registration Rights Agreement dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com, Inc.
     @10.72 Amended and Restated Services Agreement by and between RSL Communications, Ltd. and deltathree.com, Inc., dated September 3, 1999.
     @10.73 Credit Facility dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com, Inc.
     @10.74 Management Agreement dated as of November 1, 1999 between deltathree.com, Inc. and RSL Communications, Ltd.
     @10.75 Amendment to Services Agreement by and between RSL Communications, Ltd. and deltathree.com, Inc., dated November 1, 1999
     @10.76 Co-Branding and Services Agreement effective as of October 1, 1999, between RSL COM PrimeCall, Inc. and deltathree.com, Inc.
     @10.77 Intercompany Compliance Agreement dated as of November 1, 1999, between RSL Communications, Ltd., RSL Communications PLC and deltathree.com, Inc
     @10.78 Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd. and deltathree.com, Inc.
    @@10.79 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior Notes due 2009
    @@10.80 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2% Senior Notes due 2008
    @@10.81 First Supplemental Indenture, dated as of September 24, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8% Senior Notes due 2008
    @@10.82 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4% Senior Notes due 2006

    @@10.83 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due 2008
    @@10.84 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount Notes due 2008
    @@10.85 First Supplemental Indenture, dated as of September 28, 1999, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount Notes due 2008
      #21.1  Subsidiaries of the Registrant.
     ##27.1  Financial Data Schedule.



* Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749).
**       Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No.333-34281).
***      Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325)
****     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-62325).
*****    Incorporated by reference to the Registrant's report on Form 8-K dated
August 14, 1998.
******   Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-70023).
+        Incorporated by reference to Registrant's Registration Statement on
Form S-8 (Registration No. 333-40085).
++       Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Commission on April 30, 1999.
+++      Incorporated by reference to Registrant's Report on Form 8-K/A dated
August 12, 1998.
++++     Incorporated by reference to Registrant's Registration Statement on
Form S-1 (Registration No. 333-46125).
@        Incorporated by reference to deltathree.com, Inc.'s Registration
Statement on Form S-1 (Registration No. 333-86503)
 #       Previously filed.
##       Filed herewith.
@@       Incorporated by reference to Registrant's Registration Statement on
Form S-4 (Registration No. 333-90039).