Form 10-Q
period 2000-03-31
RSL COMMUNICATIONS LTD
filed 2000-05-15
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 Yes |X|  No|_|

As of May 10, 2000, the registrant had 32,026,486 of its Class A common shares, par value $0.00457 per share, and 24,267,283 of its Class B common shares, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of
           March 31, 2000 (Unaudited) and December 31, 1999.................  3

       Condensed Consolidated Statements of Operations for the
           Three Month Periods Ended March 31, 2000
           (Unaudited) and 1999 (Unaudited).................................  4

       Condensed Consolidated Statements of Cash Flows for the Three Month
           Periods Ended March 31, 2000 (Unaudited) and 1999 (Unaudited)....  5

       Notes to Condensed Consolidated Financial Statements.................  6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..................................  9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 22

PART II - OTHER INFORMATION

    Item 2.  Change in Securities and Use of Proceeds....................... 23

    Item 4.  Submission of Matters to a Vote of Security Holders............ 23

    Item 5.  Other Information.............................................. 24

    Item 6.  Exhibits and Reports on Form 8-K............................... 24

Signatures.................................................................. 27

Exhibit Index............................................................... 28

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         As of         As of
                                                       March 31,    December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (unaudited)
Assets
------

Cash and Cash Equivalents ........................   $   361,722    $   238,724
Accounts Receivable, Net .........................       287,061        258,983
Marketable Securities - Available for Sale .......        83,603         72,813
Prepaid Expenses and Other Current Assets ........       131,707        116,929
                                                     -----------    -----------
Total Current Assets .............................       864,093        687,449
                                                     -----------    -----------

Marketable Securities - Available for Sale .......        11,341         11,341
Property and Equipment ...........................       639,643        610,095
Less: Accumulated Depreciation ...................      (157,752)      (134,559)
                                                     -----------    -----------
Property and Equipment, Net ......................       481,891        475,536
Investment in Unconsolidated Subsidiaries ........        15,344         16,872
Goodwill and Other Intangibles, Net ..............       607,516        606,039
Deposits and Other Assets ........................        10,041          6,071
                                                     -----------    -----------
     Total Assets ................................   $ 1,990,226    $ 1,803,308
                                                     ===========    ===========

Liabilities and Shareholders' Deficit
-------------------------------------

Accounts Payable and Other Liabilities ...........   $   431,692    $   500,371
Short-term Debt ..................................        21,430         23,348
                                                     -----------    -----------
Total Current Liabilities ........................       453,122        523,719
                                                     -----------    -----------
Total Long-term Debt .............................     1,481,466      1,273,961
Other Liabilities - Noncurrent ...................        19,396         15,986
                                                     -----------    -----------
Total Liabilities ................................     1,953,984      1,813,666
                                                     -----------    -----------
Minority Interest ................................        72,587         73,254
                                                     -----------    -----------
Shareholders' Equity .............................       774,288        641,778
Accumulated Deficit ..............................      (810,633)      (725,390)
                                                     -----------    -----------
Total Shareholders'Deficit .......................       (36,345)       (83,612)
                                                     -----------    -----------

     Total Liabilities and Shareholders'Deficit ..   $ 1,990,226    $ 1,803,308
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except loss per share)


                                                           Three Months Ended
                                                                March 31,
                                                            2000         1999
                                                         ---------    ---------

Revenues .............................................   $ 375,883    $ 340,281
Operating Costs and Expenses:
Cost of Services (exclusive of depreciation and
  amortization shown separately below) ...............     261,366      250,391
Selling, General and Administrative Expenses .........     119,661       97,842
Non-cash Compensation Expense ........................       3,055           --
Depreciation and Amortization ........................      49,252       37,079
                                                         ---------    ---------
Total Operating Costs and Expenses ...................     433,334      385,312
                                                         ---------    ---------
Loss From Operations .................................     (57,451)     (45,031)
Interest Income ......................................       4,874        6,055
Interest Expense .....................................     (38,559)     (28,998)
Other Income (Expense)- Net ..........................        (392)         115
Foreign Exchange Transaction Gain- Net ...............       5,049        9,688
Minority Interest ....................................       3,332        1,431
Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net ..................      (1,927)        (224)
Income Tax Expense ...................................        (169)          --
                                                         ---------    ---------
Net Loss .............................................   $ (85,243)   $ (56,964)
                                                         =========    =========

Basic and Diluted  Net Loss Per Share of Common Stock    $   (1.54)   $   (1.08)

Weighted Average Number of Shares of Common Stock
  Outstanding                                               55,374       52,930

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                            ------------------
                                                                 March 31,
                                                                 ---------
                                                              2000       1999
                                                           ---------  ---------
Net loss ................................................. $ (85,243) $ (56,964)
Depreciation and amortization ............................    49,252     37,079
Working capital change and other .........................   (79,304)   (32,297)
                                                           ---------  ---------
     Net cash used in operations .........................  (115,295)   (52,182)
                                                           ---------  ---------

Acquisitions of subsidiaries .............................    (5,542)   (16,653)
Purchase of property and equipment .......................   (46,614)   (52,442)
Purchase of marketable securities ........................   (10,788)   (69,067)
Other ....................................................        32      1,274
                                                           ---------  ---------
     Net cash used in investing activities ...............   (62,912)  (136,888)
                                                           ---------  ---------

Proceeds from the issuance of Notes ......................   197,123         --
Proceeds from the issuance of preferred shares ...........   115,000         --
Payment of underwriting fees and expenses ................    (9,687)        --
Proceeds from long term debt .............................     7,671     14,287
Payment of short term debt ...............................    (4,758)   (17,845)
Proceeds from issuance of Class A shares .................       343        864
                                                           ---------  ---------
Net cash provided by financing activities ................   305,692     (2,694)
                                                           ---------  ---------
Increase (Decrease) in cash and cash equivalents .........   127,485   (191,764)
Effects of foreign currency on cash and cash equivalents .    (4,487)    (1,104)
Cash and cash equivalents at beginning of period .........   238,724    367,823
                                                           ---------  ---------
Cash and cash equivalents at end of period ............... $ 361,722  $ 174,955
                                                           =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ................................... $  13,074  $  10,197
                                                           =========  =========
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Class A Common Stock for stock of subsidiaries $   2,840  $      --
                                                           =========  =========
Assets acquired under capital lease obligations .......... $   6,749  $   1,747
                                                           =========  =========
Stock of subsidiaries issued.............................. $  10,450  $      --
                                                           =========  =========
            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of which these notes are part have been prepared by us and RSL Communications PLC, our wholly owned subsidiary ("RSL PLC"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

2. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For us, such items consist of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive loss for interim periods are presented in the following table:

                                                           Three Months Ended
                                                                March 31,
                                                           2000          1999
                                                         --------      --------
                                                              (unaudited)
                                                             (in thousands)

Net Loss ...........................................     $(85,243)     $(56,964)
Other Comprehensive Income (Loss)
    Foreign currency translation adjustments .......        5,526        (7,252)
    Unrealized gain (loss) on securities ...........            7            (8)
                                                         --------      --------
Total Comprehensive Loss ...........................     $(79,710)     $(64,224)
                                                         ========      ========

3. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

4. SUMMARIZED FINANCIAL INFORMATION FOR RSL PLC

The following presents summarized financial information of RSL PLC as of March 31, 2000 and as of December 31, 1999. RSL PLC had no independent operations other than serving solely as a foreign holding company for our North American and European operations. Notes issued by RSL PLC are fully and unconditionally guaranteed by us and RSL COM USA. We have not presented separate financial statements and other related disclosures concerning RSL PLC because management has determined that such information is not material to shareholders or holders of the notes issued by RSL PLC. Our financial statements are, except for our capitalization, deltathree.com operations, Asia/Pacific operations, Latin American operations, corporate overhead expenses and drawn credit facilities, identical to the financial statements of RSL PLC.

                                                As of                 As of
                                               March 31,           December 31,
                                                 2000                 1999
                                             -----------          -----------
                                                        (unaudited)
                                                      (in thousands)

Current Assets .......................       $   706,268          $   520,411

Non-current Assets ...................       $   975,063          $   972,319

Current Liabilities ..................       $   397,468          $   453,089

Non-current Liabilities ..............       $ 1,834,803          $ 1,635,765

                                                    Three Months Ended
                                                        March 31,
                                                 2000                 1999
                                             -----------          -----------
                                                        (unaudited)
                                                       (in thousands)

Revenues .............................       $   321,543          $   300,530

Net Loss .............................       $   (71,619)         $   (46,125)

5. ACQUISITIONS

In February 2000, our subsidiary deltathree.com announced that it acquired YourDay.com for 229,443 shares of deltathree.com common stock.

In March 2000, we entered into an agreement to acquire REDNET Limited, one of the United Kingdom's leading business-to-business Internet Service Providers
(ISP). This transaction is expected to close in the second quarter.

6. SUBSEQUENT EVENTS

In April 2000, we entered into an agreement to acquire Voyager Internet Limited and Voyager Networks Limited, ISPs specializing in network design and business internet access in the United Kingdom. This acquisition is expected to close in the second quarter.

In April 2000, we acquired the remaining 67% outstanding interest in Consorcio Europeo para las Telecomunicaciones S.A. (Cetel). We also announced the acquisition of the 70% interest in ALO Comunicaciones, S.A. (ALO) that was not already owned by Cetel. The shareholders of Cetel and ALO will receive approximately 7% of the total equity in our subsidiary RSL COM Spain as consideration for the acquisitions.

In May 2000, we formed an alliance with Seat Pagine Gialle Spa. (SEAT), a leading publisher of telephony directories and a leading Internet business in Italy. As a part of the transaction (the "Telegate Transaction"), we and SEAT entered into a joint venture agreement under which we will provide SEAT with various Internet/data communications services on a non-exclusive basis for the European and United States expansion of telegate, our German directory subsidiary. In addition, the agreement provides that (i) we will sell approximately 2% of our interest in Telegate Holding in the second quarter of 2000 and (ii) upon termination of the alliance with SEAT, we have the right to sell to SEAT, and SEAT will have the right to purchase from us, our remaining equity interest in Telegate Holding for consideration with value of a minimum of approximately 415 and a maximum of 525 million Euros. The total amount of consideration will be determined based on the average value of a telegate share during a predetermined reference period. The transaction is subject to customary closing conditions.

In May 2000, we launched an initial public offering of our Australian subsidiary to divest 100% of our interest in this operation. Subject to market conditions and the determination of the final price, we expect to receive gross proceeds of between $185 million and $235 million, based on the indicative price range. The disposition of our Australian operations is consistent with the recent decision to focus on our core markets in Europe and North America. The proceeds of the public offering will be used to enhance our business in these regions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a rapidly growing facilities-based communications company that provides a broad range of voice, data / Internet and value-added products and service solutions primarily to small and medium-sized businesses and residential customers in selected markets around the globe. We have built a local presence and currently have revenue-generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Luxembourg, Mexico, The Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. Through our subsidiary, deltathree.com, we also own and operate a privately-managed Internet Protocol
(IP) telephony network with 46 points of presence in 29 countries around the world. deltathree.com completed its initial public offering on November 29, 1999 and as a result we currently own approximately 68% of the equity of deltathree.com. Accordingly, we will continue to report the financial results of deltathree.com as a part of our consolidated results of operations. Prior to its initial public offering, we combined results from deltathree.com's operation with our other operations. We currently present the results of deltathree.com's operations as a separate segment.

Consolidated Results Of Operations For The Three Month Period Ended March 31, 2000 Compared To The Three Month Period Ended March 31, 1999

Revenues

Revenues from our voice services are derived primarily from the number of minutes of use (or fractions thereof) that we bill and are recorded upon completion of telephone calls. We also derive revenues from prepaid calling cards. Revenues from prepaid calling cards are recognized at the time of usage or upon expiration of the card. Data service revenue is derived from both fixed monthly charges and variable charges based on usage. We maintain local market pricing structures for our services and generally price our services at a discount to prices charged by the local incumbent telecommunications operators and other established carriers. We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets as a result of increasing competition, which we expect will be offset by increased minute volumes and decreased operating costs per minute.

Revenues increased to $375.9 million for the three months ended March 31, 2000 compared to $340.3 million for the three months ended March 31, 1999, an increase of 10.4%. The general strengthening of the U.S. dollar over the past year relative to most foreign currencies in which we operate negatively impacted the growth in revenues. Had we applied the first quarter 1999 foreign currency exchange rates to the first quarter 2000 local currency amounts, reported revenue would have increased by an additional $21 million. This increase is due primarily to the growth in customers in our European operations partially offset by declines in our North American operations.

Cost of Services (exclusive of depreciation and amortization shown separately below)

Our cost of services is primarily comprised of costs associated with gaining local access and the transport and termination of calls over our integrated digital telecommunications network, RSL-NET. The majority of our costs of services are variable, including local access charges and transmission capacity leased on a per-minute-of-use basis. For certain key markets, we plan to make significant investments in indefeasible rights of use, or IRUs, minimum investments units, or MIUs and domestic circuits and, as a result, expect that an increasing amount of out total operating costs will become fixed, as the volume of our calls carried over our own facilities increases. As we migrate increasing amounts of traffic from leased facilities to owned facilities, we experience improving operating results in those operations where such traffic migration occurs. The depreciation expense with respect to our MIUs and IRUs is not accounted for in cost of services. We have directly linked certain of our local operators in Europe and the United States utilizing lines leased on a fixed-cost, point-to-point basis and utilizing MIUs and IRUs. To the extent traffic can be transported between local operators over MIUs and IRUs, there is only marginal cost to us with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. Our cost of transport and termination will decrease to the extent that we are able to bypass the settlement rates associated with the transport of international traffic.

We are expanding and upgrading our Pan-European network connecting ten European international switching centers in nine countries. We expect that the new network will replace more expensive, short-term leases for lower capacity circuits, will improve our least-cost routing efficiency and will handle the growing number of minutes of traffic on our European network. It is expected that the network will be phased-in in three regions of Europe with the first phase coming on-line late in the second quarter and the remaining phases to be operational in the second half of the year.

While we intend to purchase or construct additional international transmission facilities where such facilities are available for purchase or may be constructed and such investments are cost effective and warranted by traffic patterns, a significant percentage of our international transmission facilities will continue to be leased on a variable cost basis. Accordingly, variable costs will continue to be a majority of our cost of services for the foreseeable future.

Our cost of services is primarily affected by the volume of traffic relative to our owned facilities and facilities leased on a point-to-point, fixed -cost basis and capacity leased on a per minute basis with volume discounts. To the extent that volume exceeds capacity on leased facilities that have been arranged for in advance, we are forced to acquire capacity from alternative carriers on a spot rate per-minute basis at a higher cost. Acquiring capacity on such an overflow basis has a negative impact on margins, but enables us to maintain uninterrupted service to our customers.

Cost of services increased to $261.4 million for the three months ended March 31, 2000 from $250.4 million for the three months ended March 31, 1999, an increase of 4.4%. However, as a percentage of revenues, cost of services decreased to 69.5%, for the first quarter of 2000 compared to 73.6% for the first quarter of 1999. The decrease in cost of services as a percentage of revenues is primarily attributable to the increased utilization of our owned facilities in Australia and North America, increases in higher-volume commercial accounts and an increase in higher margin wireless subscribers.

Effect of Deregulation on Costs of Services (exclusive of depreciation and amortization)

Our cost structure varies from country to country and is significantly impacted by the extent of regulation in place in each country. In general, our cost structure is lower in countries that have been substantially deregulated than in those which are only partially deregulated. In countries that are not substantially deregulated, our access to the local network is through more expensive means (i.e. leased lines or dial-in access). This results in higher costs to us for carrying international traffic into or out of such a country. In addition, local regulations in many countries restrict us from purchasing capacity on international cable and fiber systems. We must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute-of-use termination rates from the dominant carrier. Further deregulation in countries in which we operate is expected to better enable us to interconnect our switches with the local exchange network and to purchase our own international facilities. We believe that as a result of further deregulation, particularly in certain countries in which we operate, our cost structure will improve. Deregulation in a particular country is also expected to permit us to terminate international inbound traffic in such country which we expect will result in an improved cost structure for us as a whole.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of cost incurred to gain new customers, introduce new products and services, provide ongoing customer service and continue the expansion of RSL-NET. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In addition, as we commence operations in different countries we incur significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising.

We have grown by establishing operations in countries that were in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Each of our operations is in a different stage of development. The early stages of development of a new operation have involved substantial start-up costs in advance of revenue. Upon the commencement of such operations, we generally have incurred additional fixed costs to facilitate growth. We expect that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, our consolidated results of operations will vary depending on the timing and speed of our expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of our more established local operators.

Selling, general and administrative expense for the three months ended March 31, 2000 increased by $21.9 million, or 22.3%, to $119.7 million from $97.8 million for the three months ended March 31, 1999. Selling, general and administrative expense as a percentage of revenues increased to 31.8% in the first quarter of 2000 compared to 28.8%, in the first quarter 1999. The percentage increase is due to significant increases in marketing, advertising, promotional, and start up costs at our subsidiaries deltathree.com and telegate AG as these companies expand their customer base and product offerings. The increase is also attributable to higher customer acquisition costs.

Non-cash Compensation Expense

Non-cash compensation expense relates to variable stock incentive awards that were previously granted to employees in various of our subsidiaries, primarily deltathree.com. Non-cash compensation expense for the first quarter of 2000 was $3.1 million.

Special Charge

During the third quarter of 1999, we recorded a special charge of approximately $32.1 million, primarily for consolidating locations, streamlining operations, discontinuing certain prepaid calling card plans and exiting the telemarketing business. The special charge was comprised of approximately $13.1 million for terminating various operating leases, $12.4 million for the severance of 74 telemarketing employees, as well as world-wide staff reductions of 115 employees, and $6.6 million for the write down of certain telemarketing and prepaid calling card assets of which $2.0 million was associated with the write-off of inventory. As of March 31, 2000 the reserve balance was $12.9 million, of which $8.3 million is for terminating leases and $4.6 million is for severance payments to be paid out primarily to former employees who have already been severed, during the second and third quarters of 2000 in accordance with local legal requirements.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 32.8% to $49.3 million for the three months ended March 31, 2000 from $37.1 million for the three months ended March 31, 1999. This increase is primarily attributable to the increased amortization of goodwill and other intangibles recorded as a result of our acquisitions and higher depreciation due to increased capital expenditures. Depreciation expense is expected to increase in the future as we continue to expand and enhance our network.

Interest Income

Interest income decreased from $6.1 million for the three months ended March 31, 1999 to $4.9 million for the three months ended March 31, 2000 primarily as a result of a decline in the average outstanding balance of interest-bearing investments in the first quarter of 2000 compared to the first quarter of 1999.

Interest Expense

Interest expense increased to $38.6 million for the three months ended March 31, 2000 from $29.0 million for the three months ended March 31, 1999. The increase is primarily a result of the $175 million 9 7/8% Senior Notes issued in May 1999 and the $100 million and 100 million Euro-denominated 12 7/8% Senior Notes issued in February 2000.

Foreign Exchange

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business.

We recorded a foreign currency translation adjustment of $5.5 million as a component of equity as of March 31, 2000. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

We incur settlement costs when we exchange traffic via operating agreements with foreign correspondents. These costs currently represent a small portion of total costs, however, as our international operations increase, we expect that these costs will become a more significant portion of our cost of services. Such costs are settled by utilizing a net settlement process with our foreign correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlement among international telecommunications carriers. The SDRs are valued based upon a basket of foreign currencies and we believe that this mitigates, to some extent, our foreign currency exposure. We have monitored and will continue to monitor our currency exposure.

We recorded a foreign exchange gain of $5.0 million for the three months ended March 31, 2000 compared to $9.7 million for the three month period ended March 31, 1999. The gains are primarily a result of the decline in the value of the Deutsche mark against the U.S. dollar associated with our 1998 Deutsche mark denominated Senior Discount Notes. Also contributing to the foreign exchange gain during the first quarter of 2000 is the gain in U.S. dollar terms associated with the decline in the value of the Euro associated with our Euro-denominated debt issued in February 2000.

Loss in Equity Interest of Unconsolidated Subsidiaries - Net

We recorded a loss in equity interest of unconsolidated subsidiaries - net of $1.9 million for the three months ended March 31, 2000 compared to a loss of $.2 million for the three months ended March 31, 1999 and reflects additional allocable loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portugese international telecommunications carrier, MK Telecom Network Inc., a Canadian microwave telecommunications facilities company and Cetel, a Spanish international telecommunications carrier.

Net Loss

The net loss increased to $85.2 million for the three months ended March 31, 2000, as compared to the net loss of $57.0 million for the three months ended March 31, 1999. The increase is due to the factors described above and in the following discussion of segment results.

Segment Information

European Operations

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              2000            1999
                                                                           ---------       ---------
                                                                                 (unaudited)
                                                                      (in thousands, except percentages)

Revenue ..............................................................     $ 222,076       $ 152,111
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) .................................       150,273          99,326
                                                                           ---------       ---------
Gross margin .........................................................        71,803          52,785
Selling, general and administrative expenses .........................        69,603          51,019
Non-cash compensation ................................................           276              --
Depreciation and amortization ........................................        18,773          13,323
                                                                           ---------       ---------

Loss from operations .................................................     $ (16,849)      $ (11,557)
                                                                           =========       =========

Other Financial Data:
EBITDA (as defined) (1) ..............................................     $   2,200       $   1,766

Revenue as a percentage of consolidated revenue ......................          59.1%           44.7%
Gross margin as a percentage of revenue ..............................          32.3%           34.7%
Selling, general and administrative expense as a percentage of revenue          31.3%           33.5%

----------
(1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes non-cash compensation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

We derive our European revenues primarily from the provision of international and domestic long distance voice services, including directory information services in Germany and the sale and resale of wireless services in certain countries in which we operate. We have introduced several new product groups, such as data, Internet, value-added services and web based applications and broadened existing services such as fixed voice and wireless services. Substantially all revenues from our European operations are derived from commercial sales to end-users. Sales are targeted towards small to medium-sized corporate customers, and niche consumer markets. To reduce our credit risk to such niche consumer markets, we primarily offer prepaid products to these targeted consumers.

We operate in various countries in Europe, each of which is in a different state of deregulation. In certain of these countries, current regulatory restrictions limit our ability to offer a broader array of products and services and limit the availability of those services to customers. We anticipate that deregulation will have a favorable impact on revenues because (i) customers will be able to access our services more easily and (ii) we will have the ability to provide a broader array of products and services. We believe that, with established or start-up operations in 14 European countries, we are well positioned to benefit from the anticipated continued deregulation of European markets. We expect that most European countries will further deregulate various aspects of the telecommunications industry through 2000.

Revenue from our European operations increased by 46.0% to $222.1 million for the three months ended March 31, 2000 compared to $152.1 million for the same period in 1999. The increase in our European revenues was attributable to a substantial increase in the number of business, residential and wireless customers. The total number of customers in Europe increased by 330,000 or 74.2% from 442,000 as of March 31, 1999 to 772,000 as of March 31, 2000. European revenues as a percentage of consolidated revenues increased from 44.7% in the first quarter of 1999 to 59.1%, in the first quarter of 2000. Europe currently represents our largest market segment.

Cost of services increased 51.0% to $150.0 million in the first quarter of 2000 from $99.3 million in the first quarter of 1999. Costs of services as a percentage of revenues in the first quarter of 2000 was 67.7% compared to the 65.3% recorded in the first quarter of 1999. The increase in the cost of services as a percentage of revenue is primarily attributable to more traffic carried on leased network capacity from other carriers rather than on our own network, which is less expensive. We expect these costs to decrease as we continue to implement our Pan-European network during the year.

Selling, general and administrative expense in the first quarter of 2000 increased to $69.6 million from $51.0 million in the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenue in the first quarter of 2000 was 31.3%, as compared to 33.5% in the first quarter of 1999. These reductions were primarily attributable to lower start-up costs in countries in which operations had already been established in the past year.

Depreciation and amortization in the first quarter of 2000 increased to $18.8 million from $13.3 million recorded in the first quarter of 1999. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Net loss from European operations in the first quarter of 2000 increased to $16.3 million from $11.6 million recorded in the first quarter of 1999. The decline reflects the substantially higher revenue which was more than offset by higher costs primarily due to increased customer acquisitions costs.

North American Operations

                                                           Three Months Ended
                                                                March 31
                                                           2000            1999
                                                       ---------       ---------
                                                              (unaudited)
                                                   (in thousands, except percentages)
Revenue ............................................   $  99,467       $ 148,419
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ...............      77,283         120,171
                                                       ---------       ---------
Gross margin .......................................      22,184          28,248
Selling, general and administrative expenses .......      18,435          28,909
Non-cash compensation ..............................         292              --
Depreciation and amortization ......................      11,822          12,267
                                                       ---------       ---------

Loss from operations ...............................   $  (8,365)      $ (12,928)
                                                       =========       =========

Other Financial Data:
EBITDA (as defined) (1) ............................   $   3,749       $    (661)
Revenue as a percentage of consolidated revenue ....        26.5%           43.6%
Gross margin  as a percentage of revenue ...........        22.3%           19.0%

Selling, general and administrative expense as a
  percentage of revenue ............................        18.5%           19.5%

----------
(1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes non-cash compensation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

Our North American revenues result primarily from the sale of long distance voice services on a retail basis to commercial customers, on a wholesale basis to other carriers and to a lesser extent on a bulk discount basis to distributors of prepaid calling cards. We discontinued certain unprofitable prepaid calling card plans and our telemarketing business beginning in September 1999. We also generate revenues from data, Internet and other value-added services in North America. We experience significant month to month changes in revenues generated by our carrier customers (i.e. customers who acquire our services for the purpose of reselling such services on a wholesale basis to other carriers or on a retail basis to end users). We believe such carrier customers will react to temporary price fluctuations and spot market availability that will impact our carrier revenues. Over the past two years, we have shifted our marketing focus in the United States to focus on small and medium-sized businesses and have restructured our pricing of wholesale services to other carriers.

Revenue from our North American operations decreased to $99.5 million for the three months ended March 31, 2000 compared to $148.4 million for the same period in 1999, a 33% decrease primarily as a result of our discontinuance of certain unprofitable prepaid card and telemarketing businesses beginning in September 1999. The number of residential and business customers in North America declined 27.1% from 180,000 as of March 31, 1999 to 131,000 as of March 31, 2000. The
revenue decline was also partially attributable to lower low-margin carrier revenues.

North American revenues as a percentage of consolidated revenues decreased from 43.6% in the first quarter of 1999 to 26.5% in the first quarter of 2000. This decline is a result of our effort to reduce our dependence on certain prepaid and telemarketing businesses and low-margin wholesale markets.

Cost of services decreased 35.7% to $77.3 million in the first quarter of 2000 from $120.2 million in the first quarter of 1999. The decrease is primarily a result of lower revenues. Costs of services as a percentage of revenues in the first quarter of 2000 was 77.7% an improvement from the 81.0% in the first quarter of 1999, as a result of the focus to more profitable customer segments.

Selling, general and administrative expenses in the first quarter of 2000 decreased to $18.4 million from $28.9 million in the first quarter of 1999. Selling, general and administrative expenses as a percentage of revenues, decreased to 18.5% in the first quarter of 2000 as compared to 19.5% recorded in the first quarter of 1999. The decrease is primarily a result of reduced spending for customer acquisition and administration.

Depreciation and amortization in the first quarter of 2000 was $11.8 million compared to $12.3 million recorded in the first quarter of 1999.

Loss from operations in North America decreased from $12.9 million in the first quarter of 1999 to $8.4 million in the first quarter of 2000. The decrease is primarily due to lower selling, general and administrative expenses.

Asia/Pacific and Other Operations

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2000           1999
                                                                --------       --------
                                                                      (unaudited)
                                                          (in thousands, except percentages)
Revenue .....................................................   $ 52,528       $ 39,308

Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ........................     32,879         30,669
                                                                --------       --------
Gross margin ................................................     19,649          8,639
Selling, general and administrative expenses ................     20,357         12,942
Non-cash compensation expense ...............................         89             --
Depreciation and amortization ...............................      6,562          2,723
                                                                --------       --------

Loss from operations ........................................   $ (7,359)      $ (7,026)
                                                                ========       ========
Other Financial Data:
EBITDA (as defined) (1) .....................................   $   (708)      $ (4,303)
Revenues as a percentage of consolidated revenue ............       14.0%          11.6%
Gross margin as a percentage of revenue .....................       37.4%          22.0%

Selling, general and administrative expense as
  a percentage of revenue ...................................       38.8%          32.9%

----------
(1) EBITDA, as used herein consists of loss from operations before depreciation and amortization and also excludes non-cash compensation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated.

Asia/Pacific and other operations are comprised primarily of domestic and international long distance and wireless services operations in Australia. This segment also includes relatively small start-up operations in Venezuela, Mexico, Hong Kong and Japan.

On May 2, 2000 we announced the launch of an initial public offering of our Australian subsidiary and our intention to divest 100% of our interest in this operation as a part of the IPO. Subject to market conditions and the determination of the final price, we expect to receive gross proceeds of between $185 million and $235 million, based on the indicative price range. This announcement is consistent with the recent decision to focus on our core markets in Europe and North America. We expect the proceeds of the public offering will be used to enhance our business in these regions.

Revenues from our Asia/Pacific and Other operations increased 33.6 % to $52.5 million for the three months ended March 31, 2000 compared to $39.3 million for the same period in 1999. The number of customers in Asia/Pacific and Other operations increased by 96,000 or 53.5% from 178,000 as of March 31, 1999 to 274,000 as of March 31, 2000.

Revenues from our Asia/Pacific and Other operations as a percentage of consolidated revenues increased to 14.0%, in the first quarter of 2000 from 11.6% the first quarter of 1999. The increase is primarily as a result of the growth in customers in Australia over the past year.

Cost of services in the first quarter of 2000 increased to $32.9 million from $30.7 million recorded in the first quarter of 1999 as a result of the higher revenues. However, cost of services as a percentage of revenues in the first quarter declined to 62.6 % from 78.0% as compared to the same period in 1999.

Selling, general and administrative expense in the first quarter of 2000 increased to $20.4 million from $12.9 million in the first quarter of 1999. These increases were primarily due to the costs to acquire and retain customers. Selling, general and administrative expenses as a percent of revenues in the first quarter 2000 increased to 38.8 % from 32.9 % in the first quarter 1999. The increase is a result of the initial start-up costs incurred in Latin America and Japan and costs incurred to acquire and retain customers in Australia.

Depreciation and amortization in the first quarter of 2000 increased to $6.6 million from $2.7 million primarily as a result of the increased depreciation resulting from the network expansion primarily in Australia over the past year.

The loss from the Asia/Pacific and Other operations for the first quarter of 2000 increased to $7.3 million from $7.0 million recorded in the first quarter of 1999. The increased operating losses are primarily due to the start-up costs incurred in our Latin America and Japan operations substantially offset by improved results in Australia.

deltathree.com Operations (1)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   2000             1999
                                                                 --------         --------
                                                                        (unaudited)
                                                            (in thousands, except percentages)
Revenue .....................................................    $  1,812         $    443
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ........................         931              224
                                                                 --------         --------
Gross margin ................................................         881              219
Selling, general and administrative expenses ................       7,314              252
Non-cash compensation .......................................       2,398               --
Depreciation and amortization ...............................       1,353               30
                                                                 --------         --------

Loss from operations ........................................    $(10,184)        $    (63)
                                                                 ========         ========

Other Financial Data:
EBITDA (as defined) (2) .....................................    $ (6,433)        $    (33)
Revenues as a percentage of consolidated revenue ............         0.4%             0.1%
Gross margin as a percentage of revenue .....................        48.6%            49.4%

Selling, general and administrative expense as
  a percentage of revenue ...................................       403.6%            56.9%

----------

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

We acquired a 51% controlling interest in deltathree.com in 1997 and the remaining 49% interest by April 1998. In November 1999, deltathree.com sold 6.9 million shares of common stock in its initial public offering at a price of $15 per share and received net proceeds from the offering of $96.2 million. These proceeds will enable deltathree.com to provide its growing base of subscribers expanded worldwide infrastructure, new distribution channels as well as fund additional marketing, advertising, promotional, and technological initiatives. After the initial public offering of its common stock, we continue to own approximately 68% of the equity of deltathree.com

Revenues from deltathree.com operations increased from $.4 million in the first quarter of 1999 to $1.8 million in the first quarter of 2000 primarily as a result of the growth in subscribers from .5 million last year to 2.2 million as of March 31, 2000.

Cost of services for deltathree.com increased from $.2 million the first quarter of 1999 to $.9 million of the first quarter of 2000 primarily as a result of the increased costs of terminating traffic.

Selling, general and administrative expenses increased from $.3 million in the first quarter of 1999 to $7.3 million in the first quarter of 2000 primarily due to the expansion of marketing, advertising and promotional activities, and additional personal and occupancy costs as the Company executes its aggressive growth strategy.

Liquidity and Capital Resources

We have incurred significant operating losses, net losses and negative cash flow from operations, due in large part to the start-up and development of our operations and the development of RSL-NET our integrated digital telecommunications network. We expect that our net losses and negative cash flow will continue as we continue to implement our growth strategy. Historically, we have funded our losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings.

Cash used in operating activities for the three months ended March 31, 2000 totaled $115.3 million compared with $52.2 million for the same period in 1999 reflecting the use of cash to fund operating losses and working capital requirements. Capital expenditures, which include assets acquired under capital lease obligations, for the three months ended March 31, 2000 were $53.4 million compared with $54.2 million for the comparable period in 1999. These capital expenditures are principally for switches, fiber, and related telecommunications equipment as well as the build-out of our Pan-European network. We also began the build-out of the wireless local loop network in Spain as a result of the award of a license to a consortium in which we have a 30% economic interest. We intend to continue to expand and develop our infrastructure, in part by replacing leased transmission facilities with owned transmission lines, purchasing IRUs and interests in inter-city fiber routes in certain key markets and installing additional national and international telephone gateway switches. Excluding the capital requirements of our build-out in Spain, we expect to invest in the aggregate approximately $260 million in 2000 to expand and enhance our communications network. We expect our share of the working capital and capital expenditures for the new network in Spain to be in the range of $20 million to $30 million. Cash expended for acquisitions were $5.5 million during the three months ended March 31, 2000 primarily reflecting payments for properties acquired at the end of 1999 compared with $16.7 million for the first quarter of 1999. At March 31, 2000, we had $411.0 million of working capital as compared to $163.7 million of working capital at December 31, 1999.

Our indebtedness was approximately $1.5 billion at March 31, 2000, substantially all of which represented long-term debt. Nearly all of our indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by RSL COM and RSL COM U.S.A. These debt securities include various Senior Notes and Senior Discount Notes which are due from 2006 through 2010 (the "Notes"), totaling $1.4 billion, net, as of March 31, 2000. The Notes were issued under indentures containing certain restrictive covenants which impose limitations on the Company's ability to, among other things: (i) incur additional indebtedness,
(ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

At March 31, 2000 our subsidiary telegate had $40 million of revolving credit facilities with various banks that accrue interest at a weighted average rate of approximately 6.0%, all of which was available.

One of our primary equipment vendors has provided to certain of our subsidiaries $50 million in vendor financing commitments to fund the purchase of additional switching and related telecommunications capital equipment. At March 31, 2000, all available amounts were utilized under this facility. Borrowings from this equipment vendor accrue interest at a rate of LIBOR plus either 5.25% or 4.5% depending on the equipment purchased.

In February 2000, we issued 2.3 million Series A Cumulative Convertible Preferred Shares ("Preferred Shares") at a price of $50 per share, and received net proceeds of approximately $111 million. The Preferred Shares are convertible at any time by the holders into our Class A common shares at a conversion rate of 2.2584 shares for each Preferred Share subject to adjustments under certain circumstances. Dividends accrue at the rate of 7 1/2% per year and are payable quarterly. Beginning in February 2005, we will have the right to redeem some or all of the Preferred Shares at a predetermined redemption price plus accrued dividends, if any. We will be required to redeem any Preferred Shares still outstanding on February 1, 2012 at a redemption price of $50 per share plus accrued dividends. Holders of the Preferred Shares are generally not entitled to any voting rights. The Preferred Shares, which have a liquidation value of $50 per share, rank junior to all of our existing and future debts and obligations.

Concurrent with the issuance of the preferred shares, RSL PLC issued $100 million and 100 million Euro-denominated Senior Notes due 2010 (the "2000 Notes"). The 2000 Notes, which are guaranteed by us and by RSL COM U.S.A., a wholly owned subsidiary of RSL PLC, bear interest at an annual rate of 12 7/8%. The debt isssuances generated combined proceeds to us of approximately $ 192.2 million. In connection with the guarantee of the 2000 Notes, RSL COM U.S.A. also became a guarantor of RSL PLC's previously issued and outstanding Notes.

The limitation under our most restrictive covenants will likely prohibit us from incurring any significant amount of additional indebtedness to fund net losses unless we complete an equity offering or generate significant positive cash flow from operations. We believe that the remaining net proceeds from the issuance of the 2000 Notes and the Preferred Shares, together with the proceeds from the initial public offering of our Australian operation and the Telegate Transaction, and availability under our revolving credit facilities, short-term lines of credit and overdraft facilities from local banks, will be sufficient to fund our capital expenditures and operations through at least the end of 2001. However, we may be required to raise additional capital regardless of market conditions, if our plans or assumptions change or prove to be inaccurate, we identify additional required or desirable infrastructure investments or acquisitions, if we experience unanticipated costs or competitive pressures or if the net proceeds from the issuance of our debt and equity securities, together with other sources of liquidity otherwise prove to be insufficient. Regardless, we plan to raise additional capital in 2000 to ensure that adequate funding is available for capital expenditures and operations for the year 2001 and beyond.

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

Seasonality

Our European operations experience seasonality during January, August, October and December, and, to a lesser extent, March, as these months are traditional holiday months in most European countries and many European businesses, which are our principal European customers, are closed during portions of these months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have not entered into any financial instruments for trading or hedging purposes.

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. We recorded a foreign currency translation adjustment of $5.5 million as a component of equity as of March 31, 2000. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. For the three month period ended March 31, 2000, we had recorded a foreign currency transaction gain of approximately $5.0 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the DM296 million 10% Senior Discount Notes issued during 1998 and the decrease in the Euro against the U.S. dollar in connection with the 100 million Euro 12 7/8% Senior Notes issued in February 2000.

We incur settlement costs when we exchange traffic via operating agreements with foreign correspondents. These costs currently represent a small portion of the total costs of services; however, as our international operations increase, we expect that these costs will become a more significant portion of our cost of services. Such costs are settled by utilizing a net settlement process with our foreign correspondents comprised of special drawing rights ("SDRs"). SDRs are the established method of settlement among international telecommunications carriers. The SDRs are valued based upon a basket of foreign currencies and we believe that this mitigates, to some extent, our foreign currency exposure. We have monitored and will continue to monitor our foreign currency exposure, and, if necessary, may enter into forward contracts and/or similar instruments to mitigate the potential impacts of such risks.

We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of our long-term debt obligations are at fixed rates. We are exposed to interest rate risk, as additional financing may be required due to the large operating losses and capital expenditures associated with establishing and expanding our networks and facilities. The interest rate that we will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates we have has secured on our current debt. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, marketable securities - available for sale, accrued expenses and notes payable is a reasonable approximation of their fair value.

At March 31, 2000, the fair value of our long-term debt (excluding capital lease obligations) was estimated to be $1.3 billion based on the overall weighted average rate of our long-term debt of 10.8% and an overall weighted average maturity of 8.4 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 108 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $91.3 million decrease in fair value of our long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

            In February 2000, we, through RSL Communications PLC, issued $100 million aggregate principal amount at maturity of 12 7/8% Senior Notes due 2010 and [EURO]100 million Senior Notes due 2010 (which we refer to collectively as the 12 7/8% Notes) unconditionally guaranteed by us and RSL COM U.S.A., Inc. pursuant to indentures governing the 12 7/8% Notes. The placement agents for the offering of the 12 7/8% Notes were Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. The aggregate commissions were approximately $5.0 million. The 12 7/8% Notes were sold outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act and in the U.S. only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act.

            In February 2000, we issued $100 million aggregate liquidation preference of our 7 1/2% Series A preferred shares. The placement agents for the Series A preferred shares were Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. In March 2000, the placement agents exercised their over-allotment option with respect to an additional $15 million aggregate liquidation preference of Series A preferred shares. The aggregate commissions were approximately $4.0 million. The Series A preferred shares were sold outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act and in the U.S. only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act.

            In February 2000, we issued to Jean Paul Flachsman 11,765 Class A common shares in connection with our acquisition of Prime Line AG, a company controlled by Mr. Flachsman. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to
      Section 4(2) thereof.

            In March 2000, we issued to European Telecom Inc., Leigh Smith, Lucien Gaumier, Bernard Burton, Marc de Mote, Mohammed Chtouki and Rudi van Laer, an aggregate of 82,611 Class A common shares in exchange for shares of RSL COM Belgium N.V. owned by such persons. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Security Holders

            On February 10, 2000, we held a special general meeting of our shareholders. At the meeting, there were present in person or by proxy a total of 10,601,359 Class A common shares out of a total 31,026,791 shares of such stock issued and outstanding and entitled to vote at the meeting, and a total of 24,267,283 Class B common shares out of a total of 24,267,283 issued and outstanding and entitled to vote at the meeting (or, in the aggregate 253,274,189 votes out of a total of 273,699,621 potential votes).

            Our shareholders voted in favor of the proposal to amend our bye-laws to authorize the issuance of preferred shares by our board of directors, without any further action by our shareholders, from time to time in one or more series with the designations, preferences, rights, qualifications, limitations and restrictions relating to such series, including voting rights, dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series, as our board of directors sees fit as follows: 249,625,037 votes for, 3,649,112 votes against and 40 abstention votes.

Item 5. Other Information

      Forward-Looking Statements

            Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond the Company's control, including, but not limited to changing market conditions, competitive matters (such as the size and financial resources of competitors, pricing pressures, etc.), regulatory environment (such as timing and extent of deregulation of telecommunications market), the integration of acquisitions and new operations, substantial capital requirements, the availability of transmission facilities, reliance on sophisticated information systems, devaluation and currency risks, general economic conditions in the markets in which the Company operates, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission and, accordingly, there can be no assurance with regard to such statements.

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

3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.4 Certificate of Designation relating to 7 1/2% Series A Convertible Preferred Shares (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).

4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).

4.2 Note Deposit Agreement, dated as of February 22, 2000, among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

4.3 Dollar Note Indenture, dated as of February 22, 2000, among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

4.4 Euro Note Indenture, dated as of February 22, 2000, among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.1 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior Notes due 2009 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.2 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.3 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.4 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4% Senior Notes due 2006 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.5 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.6 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.7 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.8 Registration Rights Agreement, dated as of February 22, 2000 among RSL Communications, Ltd. and the Initial Purchasers named therein (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).

10.9 Exchange and Registration Rights Agreement, dated as of February 22, 2000 among RSL Communications, Ltd., RSL Communications PLC, and Goldman, Sachs the Initial Purchasers named therein (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.10 Put and Call Option Agreement dated March 28, 2000 relating to the sale and purchase of the entire issued share capital of Voyager Networks Limited and Voyager Internet Limited, by and among RSL Communications, Ltd., J.B. Shaw, C.L. Windley, N.P. Williams and Walbrook Trustees (IOM) Limited (filed herewith).

27.1    Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K.

        We filed a Form 8-K with the SEC dated January 25, 2000, reporting that we had issued press releases regarding (i) the purchase of network capacity for our European operations and our expectations regarding 4th quarter 1999 EBITDA and (ii) offerings of our cumulative convertible preferred stock, and senior notes of our wholly-owned subsidiary, RSL Communications PLC. The press releases were filed as exhibits to the Form 8-K.

        We filed a Form 8-K with the SEC dated February 10, 2000, reporting that deltathree.com, Inc., our subsidiary, had issued a press release regarding its fourth quarter financial results. The press release was filed as an exhibit to the Form 8-K.

        We filed a Form 8-K with the SEC dated March 2, 2000, reporting that we had issued a press release regarding our fourth quarter financial results. The press release was filed as an exhibit to the Form 8-K.

        We also filed a Form 8-K with the SEC dated March 16, 2000, reporting that we had issued press releases announcing that we had entered into agreements relating to the acquisition of Rednet Limited and Voyager Internet Limited and Voyager Networks Limited. The press releases were filed as exhibits to the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RSL COMMUNICATIONS, LTD.


Date: May 15, 2000                     By /s/ Joel S. Beckoff
                                          -----------------------------
                                          Name: Joel S. Beckoff
                                          Title: Vice President - Controller
                                                 and Chief Accounting Officer

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

3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.4 Certificate of Designation relating to 7 1/2% Series A Convertible Preferred Shares (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).

4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).

4.2 Note Deposit Agreement, dated as of February 22, 2000, among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Book-Entry Depositary (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

4.3 Dollar Note Indenture, dated as of February 22, 2000, among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

4.4 Euro Note Indenture, dated as of February 22, 2000, among RSL Communications PLC, RSL Communications, Ltd. and the Chase Manhattan Bank, as Trustee (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.1 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 7/8% Senior Notes due 2009 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.2 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee regarding 10 1/2% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.3 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 9 1/8% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.4 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12 1/4% Senior Notes due 2006 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.5 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 12% Senior Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.6 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10 1/8% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.7 Second Supplemental Indenture, dated as of February 22, 2000, by RSL Communications PLC and RSL Communications, Ltd. to The Chase Manhattan Bank, as Trustee, regarding 10% Senior Discount Notes due 2008 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.8 Registration Rights Agreement, dated as of February 22, 2000 among RSL Communications, Ltd. and the Initial Purchasers named therein (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).

10.9 Exchange and Registration Rights Agreement, dated as of February 22, 2000 among RSL Communications, Ltd., RSL Communications PLC, and Goldman, Sachs the Initial Purchasers named therein (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-36494)).

10.10 Put and Call Option Agreement dated March 28, 2000 relating to the sale and purchase of the entire issued share capital of Voyager Networks Limited and Voyager Internet Limited, by and among RSL Communications, Ltd., J.B. Shaw, C.L. Windley, N.P. Williams and Walbrook Trustees (IOM) Limited (filed herewith).

27.1    Financial Data Schedule (filed herewith).