Form 10-Q
period 2000-06-30
RSL COMMUNICATIONS LTD
filed 2000-08-14
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

                                 Yes |X| No |_|

As of August 7, 2000, the registrant had 34,230,837 of its Class A common shares, par value $0.00457 per share, and 24,267,283 of its Class B common shares, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
              June 30, 2000 (Unaudited) and December 31, 1999...............  3

           Condensed Consolidated Statements of Operations for the
              Three Month and Six Month Periods Ended June 30, 2000
              (Unaudited) and 1999 (Unaudited)..............................  4

           Condensed Consolidated Statements of Cash Flows for the Six
              Month Periods Ended June 30, 2000 (Unaudited) and 1999
              (Unaudited)...................................................  5

           Notes to Condensed Consolidated Financial Statements.............  6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................... 10

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk ............................................. 25

PART II - OTHER INFORMATION

          Item 2.  Change in Securities and Use of Proceeds................. 27

          Item 4.  Submission of Matters to a Vote of Security Holders...... 27

          Item 5.  Other Information........................................ 28

          Item 6.  Exhibits and Reports on Form 8-K......................... 28


      Signatures............................................................ 29

      Exhibit Index......................................................... 30

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            As of           As of
                                                           June 30,     December 31,
                                                             2000           1999
                                                             ----           ----
                                                         (unaudited)
Assets

Cash and Cash Equivalents ............................   $   129,708    $   238,724
Accounts Receivable, Net .............................       273,707        258,983
Marketable Securities - Available for Sale ...........        81,693         72,813
Prepaid Expenses and Other Current Assets ............       166,712        116,929
                                                         -----------    -----------
Total Current Assets .................................       651,820        687,449
                                                         -----------    -----------

Marketable Securities - Available for Sale ...........            --         11,341

Property and Equipment ...............................       647,260        610,095
Less: Accumulated Depreciation .......................      (173,752)      (134,559)
                                                         -----------    -----------
Property and Equipment, Net ..........................       473,508        475,536
Investment in Unconsolidated Subsidiaries ............         3,405         16,872
Goodwill and Other Intangibles, Net ..................       701,193        606,039
Deposits and Other Assets ............................        22,472          6,071
                                                         -----------    -----------

     Total Assets ....................................   $ 1,852,398    $ 1,803,308
                                                         ===========    ===========

Liabilities and Shareholders' Deficit

Accounts Payable and Other Liabilities ...............   $   433,616    $   500,371
Short-term Debt ......................................        20,830         23,348
                                                         -----------    -----------
Total Current Liabilities ............................       454,446        523,719
                                                         -----------    -----------
Total Long-term Debt .................................     1,486,224      1,273,961
Other Liabilities - Noncurrent .......................        17,284         15,986
                                                         -----------    -----------
Total Liabilities ....................................     1,957,954      1,813,666
                                                         -----------    -----------
Minority Interest ....................................        69,276         73,254
                                                         -----------    -----------
Shareholders' Equity .................................       795,230        641,778
Accumulated Deficit ..................................      (970,062)      (725,390)
                                                         -----------    -----------
Total Shareholders' Deficit ..........................      (174,832)       (83,612)
                                                         -----------    -----------

     Total Liabilities and Shareholders' Deficit .....   $ 1,852,398    $ 1,803,308
                                                         ===========    ===========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except loss per share)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                              2000         1999         2000         1999
                                                              ----         ----         ----         ----
Revenues ................................................   $ 390,547    $ 367,700    $ 766,430    $ 707,981
Operating Costs and Expenses:
Cost of Services (exclusive of depreciation and
  amortization shown separately below) ..................     272,850      258,487      534,216      508,878
Selling, General and Administrative Expenses ............     138,489      113,055      258,149      210,897
Write-down for impairment of assets .....................      48,267           --       48,267           --
Non-cash Compensation Expense ...........................       3,071        2,926        6,126        2,926
Depreciation and Amortization ...........................      51,910       43,004      101,162       80,083
                                                            ---------    ---------    ---------    ---------
Total Operating Costs and Expenses ......................     514,587      417,472      947,920      802,784
                                                            ---------    ---------    ---------    ---------
Loss From Operations ....................................    (124,040)     (49,772)    (181,490)     (94,803)
Interest Income .........................................       4,014        5,039        8,888       11,094
Interest Expense ........................................     (40,267)     (31,276)     (78,825)     (60,274)
Other Income (Expense)- Net .............................      (3,766)          65       (4,159)         180
Foreign Exchange Gain- Net ..............................       3,625        4,340        8,674       14,028
Minority Interest .......................................       4,648         (609)       7,980          822
Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net .....................      (2,499)        (152)      (4,426)        (376)
Income Tax Expense ......................................      (1,144)        (490)      (1,314)        (490)
                                                            ---------    ---------    ---------    ---------

Net Loss ................................................   $(159,429)   $ (72,855)   $(244,672)   $(129,819)
                                                            =========    =========    =========    =========

Basic and Diluted Net Loss Per Share of Common Stock ....   $   (2.81)   $   (1.36)   $   (4.37)   $   (2.44)

Weighted Average Number of Shares of Common Stock
  Outstanding ...........................................      56,674       53,394       56,026       53,163

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                        ----------------
                                                                           June 30,
                                                                           --------
                                                                       2000         1999
                                                                       ----         ----
Net loss ........................................................   $(244,672)   $(129,819)
Depreciation and amortization ...................................     101,162       80,083
Working capital change and other ................................     (79,934)     (29,892)
                                                                    ---------    ---------
     Net cash used in operations ................................    (223,444)     (79,628)
                                                                    ---------    ---------

Acquisitions of subsidiaries ....................................     (82,152)     (32,837)
Purchase of property and equipment ..............................    (102,409)     (89,375)
Purchase of marketable securities ...............................        (522)     (23,399)
Other ...........................................................         323       11,355
                                                                    ---------    ---------
     Net cash used in investing activities ......................    (184,760)    (134,256)
                                                                    ---------    ---------

Proceeds from the issuance of Notes .............................     197,123      169,748
Proceeds from the issuance of preferred shares ..................     115,000           --
Payment of underwriting fees and expenses and offering costs ....     (10,792)        (256)
Proceeds from long term debt ....................................      10,104           --
Proceeds from the issuance of short term debt ...................          --       33,335
Payment of notes payable and debt ...............................      (6,270)     (27,699)
Proceeds from issuance of Class A shares ........................         398        1,475
                                                                    ---------    ---------
Net cash provided by financing activities .......................     305,563      168,696
                                                                    ---------    ---------
Decrease in cash and cash equivalents ...........................    (102,641)     (45,188)
Effects of foreign currency on cash and cash equivalents ........      (6,375)      (1,931)
Cash and cash equivalents at beginning of period ................     238,724      367,823
                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................   $ 129,708    $ 320,704
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:

Cash paid for interest ..........................................   $  51,631    $  37,523
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Class A Common Stock for stock of subsidiaries ......   $  28,712    $  34,611
                                                                    =========    =========
Assets acquired under capital lease obligations .................   $   8,394    $   3,934
                                                                    =========    =========
Stock of subsidiaries issued ....................................   $  10,450    $      --
                                                                    =========    =========

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of which these notes are part have been prepared by us and RSL Communications PLC ("RSL PLC") and RSL COM U.S.A., Inc. ("RSL COM U.S.A"), our subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of our management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

2. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For us, such items consist of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive loss for interim periods are presented in the following table:

                                                    Three Months Ended          Six Months Ended
                                                          June 30,                  June 30,
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
                                                        (unaudited)               (unaudited)
                                                      (in thousands)             (in thousands)
Net Loss ......................................   $(159,429)   $ (72,855)   $(244,672)   $(129,819)
Other Comprehensive Income (Loss)
  Foreign currency translation adjustments ....     (22,038)       5,633      (16,512)      (1,619)
  Unrealized gain on securities ...............       2,421          349        2,428          341
                                                  ---------    ---------    ---------    ---------
Total Comprehensive Loss ......................   $(179,046)   $ (66,873)   $(258,756)   $(131,097)
                                                  =========    =========    =========    =========

3. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

4. SUMMARIZED FINANCIAL INFORMATION

Presented below are condensed consolidating financial statement data as of and for the six months and the quarter ended June 30, 2000. The notes issued by RSL PLC are fully and unconditionally guaranteed by us and by RSL COM U.S.A. on a joint and several basis.

For the six months ended June 30, 2000

(unaudited)                                               RSL COM      Non-Guarantor                        RSL
                          RSL Ltd.        RSL PLC          U.S.A.      Subsidiaries     Adjustments     Consolidated
                          --------        -------         -------      -------------    -----------     ------------
Revenues ..........             --       $ 473,771       $ 177,378       $ 115,281              --       $ 766,430

Operating
Expenses ..........         11,510         578,275         195,647         164,508          (2,020)        947,920

(Loss)/Income from
Operations ........        (11,510)       (104,504)        (18,269)        (49,227)          2,020        (181,490)

Other
Inc./(Exp.) .......          6,004         (69,427)         (4,334)          5,587          (1,012)        (63,182)

Net (Loss)/Income        $  (5,506)      $(173,931)      $ (22,603)      $ (43,640)      $   1,008       $(244,672)
                         -----------------------------------------------------------------------------------------

For the quarter ended June 30, 2000

(unaudited)                                               RSL COM      Non-Guarantor                         RSL
                          RSL Ltd.        RSL PLC          U.S.A.      Subsidiaries     Adjustments     Consolidated
                          --------        -------         -------      -------------    -----------     ------------
Revenues ..........             --       $ 241,586       $  88,020       $  60,941              --       $ 390,547

Operating
Expenses ..........          8,562         318,530          96,496          92,711          (1,712)        514,587

(Loss)/Income from
Operations ........         (8,562)        (76,944)         (8,476)        (31,770)          1,712        (124,040)

Other
Inc./(Exp.) .......          2,672         (33,622)         (3,939)          1,498          (1,998)        (35,389)

Net Loss ..........      $  (5,890)      $(110,566)      $ (12,415)      $ (30,272)      $    (286)      $(159,429)

(unaudited)                                      RSL COM    Non-Guarantor                      RSL
                    RSL Ltd.      RSL PLC         U.S.A.     Subsidiaries   Adjustments    Consolidated
                  -----------   -----------    -----------  -------------   -----------    -----------
Curr. Assets      $ 1,213,309   $   400,214    $    98,525   $   145,930    $(1,206,158)   $   651,820
PP&E - net              3,762       324,423         90,185        55,138             --        473,508
Goodwill
& Other
Intangibles-net        38,004       436,762        167,604        58,823                       701,193
Other Assets          277,100        22,000            852        38,501       (312,576)        25,877
                  ------------------------------------------------------------------------------------
                  $ 1,532,175   $ 1,183,399    $   357,166   $   298,392    $(1,518,734)   $ 1,852,398
                  ------------------------------------------------------------------------------------
Liabilities &
Shareholders
Equity
(Deficit)

Notes Payable,    $         0   $    17,127    $     3,625   $        77    $         0    $    20,830
Current
Portions of
Capital Lease
Obligations
and Long Term
Debt
Current             1,092,916      (102,672)       477,959       190,725     (1,225,312)       433,616
Liabilities
Long-term                   0       424,350              0        24,303       (448,653)             0
funding -
Parent
Non-current                 0     1,518,717         10,667         7,829         35,571      1,572,784
Portion of
Capital Lease
Obligations,
Long-term debt
and Other
Shareholders          439,259      (674,123)      (135,086)      75,458         119,660       (174,832)
Equity
(Deficit)
Total
Liabilities &
Stockholders'     ------------------------------------------------------------------------------------
Equity (Deficit)  $ 1,532,175   $ 1,183,399    $   357,166   $  298,392     $(1,518,734)   $ 1,852,398
                  ------------------------------------------------------------------------------------

As of June 30, 2000

(unaudited)                                               RSL COM    Non-Guarantor       RSL
                           RSL Ltd.       RSL PLC          U.S.A.    Subsidiaries    Consolidated
                           --------       -------          ------    ------------    ------------
Net cash used in
Operating Activities       (15,567)      (187,251)         2,582        (23,208)      (223,444)
Net cash used in
Investing Activites        (16,925)      (100,983)        (5,914)       (60,938)      (184,760)
Net cash provided by
Financing Activities        36,315        272,084         (2,739)           (97)       305,563

5. ALLIANCE AND ACQUISITIONS

In May 2000, we formed an alliance with Seat Pagine Gialle Spa. (SEAT), a leading publisher of telephony directories and a leading Internet business in Italy. Upon termination of the joint venture alliance with SEAT, our subsidiary, RSL COM Germany, will have the right, beginning in January 2001, to sell to SEAT, and SEAT will have the right to purchase from us, all of its remaining equity interest in Telegate Holding. The amount of consideration upon the exercise of the option will be based on the average value of a telegate share during a predetermined reference period. The total consideration we will receive as a result of the transaction will be between approximately 415 million Euros and 525 million Euros depending on the average price of a telegate share during this reference period.

In April 2000, we acquired the remaining 67% outstanding interest in Consorcio Europeo para las Telecomunicaciones S.A. (Cetel) not owned by us. We completed the acquisition of the 70% interest in ALO Comunicaciones, S.A. (ALO) that was not already owned by Cetel. The shareholders of Cetel and ALO received approximately 7% of the total equity in our subsidiary, RSL COM Spain (subsequently renamed Alo Comunicaciones) and cash as consideration for the acquisitions.

In April 2000 we completed the purchase of the remaining 8.5% of RSL Com Asia Ltd. for cash, giving us 100% interest. RSL Com Asia is the parent company for our Australian operation, which is now known as ComVergent Telecommunications, Limited.

In May 2000, we completed the purchase of REDNET Limited, a business to business internet service provider in the United Kingdom. We purchased REDNET for consideration consisting of cash and Class A common shares.

In May 2000, we completed the purchase of Voyager Internet Limited and Voyager Networks Limited, ISPs specializing in network design and business internet access in the United Kingdom. We purchased Voyager for consideration consisting of cash and Class A common shares.

In June 2000, we completed the purchase of INS, Informations- und
Netzwerksysteme EDV- Beratungs- und Handelsgesellschaft m.b.H for consideration consisting of Class A common shares. INS is an Austrian internet service provider.

In the aggregate, we utilized cash of approximately $76.7 million, an aggregate of 2.3 million Class A common Shares and recorded a preliminary estimate of goodwill of $120.5 million in connection with these acquisitions.

6. SUBSEQUENT EVENTS

In July 2000, we announced that we intend to sell or close our operations in Canada, Japan and Hong Kong. In connection with this decision, as of June 30, 2000, we recorded a one-time, non-cash asset write-down for the impairment of assets of $48.3 million. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to third parties. This write down impacts the results of the North American and Asia/Pacific/Other operating segments. These three operations had annual revenues of $52.3 million in 1999 and had revenues for the six months ended June 30, 2000 of approximately $28.0 million, with substantially all of the revenue having been generated in Canada.

In July 2000 we signed an agreement with our Chairman and principal shareholder, Ronald S. Lauder, for an unsecured loan facility totaling $100 million, available until June 30, 2001. We will pay LIBOR plus 4.5% on any amounts drawn under the facility and will issue to Mr. Lauder warrants to purchase 75,000 Class A common shares at $11.50 per share for each $5 million drawn under the facility. The Company will only issue warrants to Mr. Lauder if loans are drawn on the facility.

In August 2000, we announced the appointment of Paul B. Domorski as our President and CEO, effective August 21, 2000. Mr. Domorski, formerly President of British Telecom Syncordia Solutions, succeeds Itzhak Fisher, who will remain as a consultant to our board of directors. Mr. Domorski's office will be located in the

United Kingdom. In addition, Donald R. Shassian, our Chief Operating Officer and former Chief Financial Officer, will be leaving our company after a transition period to pursue other opportunities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a growing facilities-based communications company that provides a broad range of voice, data / Internet and value-added products and service solutions primarily to small and medium-sized businesses and residential customers in selected markets around the globe. We have built a local presence and currently have revenue-generating operations in Australia, Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. Through our subsidiary, deltathree.com, we also own and operate a privately-managed Internet Protocol (IP) telephony network with 71 points of presence in 36 countries around the world. deltathree.com completed its initial public offering on November 29, 1999 and as a result we currently own approximately 68% of the equity of deltathree.com. Accordingly, we will continue to report the financial results of deltathree.com as a part of our consolidated results of operations. Prior to its initial public offering, we combined results from deltathree.com's operation with our other operations. We currently present the results of deltathree.com's operations as a separate segment.

Consolidated Results Of Operations For The Three Month And Six Month Periods Ended June 30, 2000 Compared To The Three Month And Six Month Periods Ended June 30, 1999

Revenues

Revenues from our voice services are derived primarily from the number of minutes of use (or fractions thereof) that we bill and are recorded upon completion of telephone calls. We also derive revenues from prepaid calling cards. Revenues from prepaid calling cards are recognized at the time of usage or upon expiration of the card. Data service revenue is derived from both fixed monthly charges and variable charges based on usage. We maintain local market pricing structures for our services and generally price our services at a discount to prices charged by the local incumbent telecommunications operators and other established carriers. We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets as a result of increasing competition, which we expect will be somewhat offset by increased minute volumes and decreased operating costs per minute.

Revenues increased to $390.5 million for the three months ended June 30, 2000 compared to $367.7 million for the three months ended June 30, 1999, an increase of 6.2%. The general strengthening of the U.S. dollar over the past year relative to most foreign currencies in which we operate negatively impacted the growth in revenues. Had we applied the second quarter 1999 foreign currency exchange rates to the second quarter 2000 local currency amounts, reported revenue would have increased by an additional $28 million. For the six months ended June 30, 2000, revenues increased to $766.4 million, compared to $708.0 million for the six months ended June 30, 1999, an increase of 8.3%. This increase is due primarily to the growth in customers in our European operations partially offset by declines in certain segments of our North American operations. Had we applied the first half 1999 foreign currency exchange rates to the first half 2000 local currency amounts, revenue would have increased an additional $48.6 million.

Cost of Services (exclusive of depreciation and amortization shown separately below)

Our cost of services is primarily comprised of costs associated with gaining local access and the transport and termination of calls over our telecommunications network, RSL-NET. The majority of our cost of services is variable, including local access charges and transmission capacity leased on a per-minute-of-use basis. For certain key markets, we plan to make significant investments in indefeasible rights of use, or IRUs, minimum investments units, or MIUs and domestic circuits and, as a result, expect that an increasing amount of out total operating costs will become fixed, as the volume of our calls carried over our own facilities increases. As we migrate increasing amounts of traffic from leased facilities to owned facilities, we experience improving operating results in those operations where such traffic migration occurs. The depreciation expense with respect to our MIUs and IRUs is not accounted for in cost of services. We have directly linked certain of our local operators in Europe and the United States utilizing lines leased on a fixed-cost, point-to-point basis and utilizing MIUs and IRUs. To the extent traffic can be transported between local operators over MIUs and IRUs, there is only marginal cost to us with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. Our cost of transport and termination will decrease to the extent that we are able to bypass the settlement rates associated with the transport of international traffic.

We are expanding and upgrading our Pan-European network connecting ten European international switching centers in nine countries. We expect that the new network will replace more expensive, short-term leases for lower capacity circuits, will improve our least-cost routing efficiency and will handle the growing number of minutes of traffic on our European network. It is expected that the network will be phased-in in three regions of

Europe, although the phase-in has been somewhat delayed from our original expectations due to technical difficulties encountered by our vendor, and is now expected to be implemented in the fourth quarter of 2000 and the first quarter of 2001.

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

Cost of services increased to $272.9 million for the three months ended June 30, 2000 from $258.5 million for the three months ended June 30, 1999, an increase of 5.6%. Cost of services for the six months ended June 30, 2000 were $534.2 million, as compared to $508.9 million for the same period last year, an increase of 5.0%. However, as a percentage of revenues, cost of services decreased to 69.9%, for the second quarter of 2000 compared to 70.3% for the second quarter of 1999. For the first six months of 2000, cost of services as a percentage of revenue decreased to 69.7%, as compared to 71.9% for the same period last year. The decrease in cost of services as a percentage of revenues is primarily attributable to increased higher-margin commercial accounts in North America and Australia, partially offset by declines in Europe.

Effect of Deregulation on Cost of Services (exclusive of depreciation and amortization)

Our cost structure varies from country to country and is significantly impacted by the extent of regulation in place in each country. In general, our cost structure is lower in countries that have been substantially deregulated than in those which are only partially deregulated. In countries that are not substantially deregulated, our access to the local network is through more expensive means (i.e. leased lines or dial-in access). This results in higher costs to us for carrying international traffic into or out of such a country. In addition, local regulations in certain countries restrict us from purchasing capacity on international cable and fiber systems. We must instead either enter into long-term lease agreements for international capacity at a high fixed cost or purchase per-minute-of-use termination rates from the dominant carrier. Further deregulation in countries in which we operate is expected to better enable us to interconnect our switches with the local exchange network and to purchase our own international facilities. We believe that as a result of further deregulation, particularly in certain countries in which we operate, our cost structure will improve. Deregulation in a particular country is also expected to permit us to terminate international inbound traffic in such country which we expect will result in an improved cost structure for us as a whole.

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

Selling, general and administrative expense for the three months ended June 30, 2000 increased by $25.4 million, or 22.5%, to $138.5 million from $113.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expense increased to $258.1 million, from $210.9 million for the six months ended June 30, 1999, an increase of $47.3 million or 22.4%. Selling, general and administrative expense as a percentage of revenues increased to 35.5% in the second quarter of 2000 compared to 30.7%, in the second quarter 1999. Selling, general and administrative expense as a percentage of revenues increased to 33.7% for the first six months of 2000 compared to 29.8%, for the first six months of 1999. The percentage increase is due to significant increases in costs at our non-core subsidiaries deltathree.com, telegate AG, Australia and Canada. The increase is also attributable to the impact of our recent acquisitions in Spain, and the expense relating to a one-time corporate marketing campaign.

Write-Down for Impairment of Assets

On July 17, 2000, we announced our intention to sell or close our operations in Canada, Japan and Hong Kong. In connection with this decision, as of June 30, 2000, we recorded a one-time, non-cash asset write-down for the impairment of assets of $48.3 million. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to third parties. This write down impacts the results of the North American and Asia/Pacific/Other operating segments. These three operations had annual revenues of $52.3 million in 1999 and had revenues for the six months ended June 30, 2000 of approximately $28.0 million, with substantially all of the revenue having been generated in Canada.

Non-cash Compensation Expense

Non-cash compensation expense relates to variable stock incentive awards that were previously granted to employees in various subsidiaries, primarily deltathree.com. Non-cash compensation expense for the second quarter and first six months of 2000 was $3.1 million and $6.1 million, respectively compared to $2.9 million for the second quarter and six months ended June 30,1999.

Special Charge

During the third quarter of 1999, we recorded a special charge of approximately $32.1 million, primarily for consolidating locations, streamlining operations, discontinuing certain prepaid calling card plans and exiting the telemarketing business. The special charge was comprised of approximately $13.1 million for terminating various operating leases, $12.4 million for the severance of 74 telemarketing employees, as well as world-wide staff reductions of 115 employees, and $6.6 million for the write down of certain telemarketing and prepaid calling card assets of which $2.0 million was associated with the write-off of inventory. As of June 30, 2000 the reserve balance was $8.1 million, of which $5.6 million is to terminate network and operating leases and $2.5 million is for severance payments to be paid out during the remainder of 2000 in accordance with local legal requirements to former employees who have already been severed.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 20.7% to $51.9 million for the three months ended June 30, 2000 from $43.0 million for the three months ended June 30, 1999. Depreciation and amortization expense increased 26.3% to $101.2 million for the six months ended June 30, 2000 from $80.1 million for the six months ended June 30, 1999.This increase is primarily attributable to the increased amortization of goodwill and other intangibles recorded as a result of our acquisitions and higher depreciation due to increased capital expenditures.

Interest Income

Interest income decreased from $5.0 million for the three months ended June 30, 1999 to $4.0 million for the three months ended June 30, 2000. Interest income decreased from $11.1 million for the six months ended June 30, 1999 to $8.9 million for the six months ended June 30, 2000. This decline is primarily a result of a decline in the average outstanding balance of interest-bearing investments in the first six months of 2000 compared to the same period last year.

Interest Expense

Interest expense increased to $40.3 million for the three months ended June 30, 2000 from $31.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest expense increased to $78.8 million, from $60.3 million for the first six months of 1999. The increase is primarily a result of the $175 million 9 7/8% Senior Notes issued in May 1999 and the $100 million and 100 million Euro-denominated 12 7/8% Senior Notes issued in February 2000.

Other Income (Expense) - Net

Other income (expense )- net for the three and six months ended June 30, 2000 primarily reflects the accrual of regular quarterly distributions on our $115 million 7 1/2% Series A Convertible Preferred Shares which we issued on February 22, 2000.

Foreign Exchange

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business.

We recorded a foreign currency translation adjustment of $22.0 million as a component of equity as of June 30, 2000. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

We recorded a foreign exchange gain of $3.6 million for the three months ended June 30, 2000 compared to $4.3 million for the three month period ended June 30, 1999. For the six months ended June 30, 2000 we recorded a foreign exchange gain of $8.7 million compared to $14.0 million for the six month period ended June 30, 1999. The gains are primarily a result of the decline in the value of the deutsche mark against the U.S. dollar associated with our 1998 deutsche mark denominated Senior Discount Notes. Also contributing to the foreign exchange gain during 2000 is the gain in U.S. dollar terms associated with the decline in the value of the Euro associated with our Euro-denominated debt issued in February 2000.

Loss in Equity Interest of Unconsolidated Subsidiaries - Net

We recorded a loss in equity interest of unconsolidated subsidiaries - net of $2.5 million for the three months ended June 30, 2000 compared to a net loss of $0.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 we recorded a loss in equity interest of unconsolidated subsidiaries - net of $4.4 million, compared to a net loss of $0.4 million recorded for the six months ended June 30, 1999. This increased loss reflects additional allocable loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portugese international telecommunications carrier, and the recording of losses associated with Banda Ancha, a consortium formed in April 2000 to develop an LMDS network in Spain.

Net Loss

The net loss increased to $159.4 million for the three months ended June 30, 2000, as compared to the net loss of $72.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the net loss increased to $244.7 million, as compared to the net loss of $129.8 million for the same period last year. The increase is due to the factors described above, and in the following discussion of segment results. In particular, results were negatively impacted by our decision to sell or close our operations in Canada, Hong Kong and Japan, which resulted in the non-cash charge of $48.3 million, discussed above. Net loss per share was $2.81.

Segment Information

European Operations

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                          2000          1999          2000          1999
                                                          ----          ----          ----          ----
                                                                           (unaudited)
                                                                (in thousands, except percentages)
Revenue .............................................   $ 226,801     $ 178,303     $ 448,878     $ 330,414
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ................     151,001       113,611       301,005       212,937
                                                        ---------     ---------     ---------     ---------
Gross margin ........................................      75,800        64,692       147,873       117,477
Selling, general and administrative expenses ........      75,365        58,396       144,631       109,415
Non-cash compensation ...............................          --            --           276            --
Depreciation and amortization .......................      21,320        14,148        40,093        27,471
                                                        ---------     ---------     ---------     ---------

Loss from operations ................................   $ (20,885)    $  (7,852)    $ (37,127)    $ (19,409)
                                                        =========     =========     =========     =========

Other Financial Data:
EBITDA (as defined) (1) .............................        $435        $6,296        $3,242        $8,062
Revenue as a percentage of consolidated revenue .....        58.1%         48.5%         58.6%         46.7%
Gross margin as a percentage of revenue .............        33.4%         36.3%         32.9%         35.6%
Selling, general and administrative expense as a
  percentage of revenue .............................        33.2%         32.8%         32.2%         33.1%

----------
(1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes non-cash compensation expense. It is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

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

Revenue from our European operations increased by 27.2% to $226.8 million for the three months ended June 30, 2000 compared to $178.3 million for the same period in 1999. Revenue from our European operations increased by 35.9% to $448.9 million for the six months ended June 30, 2000 compared to $330.4 million for the same period in 1999.The increase in our European revenues was attributable to a substantial increase in the number of business, residential and wireless customers. The total number of customers in Europe increased by 378,418 or 76.4% from 495,511 as of June 30, 1999 to 873,929 as of June 30,
2000. European revenues as a percentage of consolidated revenues increased from 48.5% in the second quarter of 1999 to 58.1%, in the second quarter of 2000. For the six months ended June 30, 2000 European revenues represented 58.6% of consolidated revenue, as compared to 46.7% during the same period last year. This growth is consistent with our strategy of expansion in Europe as well as the decision made in October 1999 to discontinue certain prepaid calling card plans and exit the telemarketing business in the United States. Europe currently represents our largest market segment.

Cost of services increased 32.9% to $151.0 million in the second quarter of 2000 from $113.6 million in the second quarter of 1999. Cost of services increased 41.4% to $301.0 million in the first six months of 2000 from $212.9 million in the comparable period of 1999. Costs of services as a percentage of revenues in the second quarter of 2000 was 66.6% compared to the 63.7% recorded in the second quarter of 1999. The increase in the cost of services as a percentage of revenue is primarily attributable to competitive pricing pressures particularly in the United Kingdom and the absence of high margin revenues as a result of the termination of the Debitel contract in October 1999.

Selling, general and administrative expense in the second quarter of 2000 increased to $75.4 million from $58.4 million in the second quarter of 1999. For the first six months, selling, general and administrative costs increased to $144.6 million, from $109.4 million for the same period last year. Selling, general and administrative expenses as a percentage of revenue in the second quarter of 2000 was 33.2% and for the first six months was 32.2%, as compared to 32.8% and 33.1% in the same periods last year. The increase in expenses during the quarter relate primarily to the expansion into new markets by telegate, our German directory services provider, as well as the impact of our recent acquisitions of Cetel and Alo in Spain and their aggressive customer growth strategy.

Depreciation and amortization in the second quarter of 2000 increased to $21.3 million from $14.2 million recorded in the second quarter of 1999. Depreciation and amortization during the first six months increased to $40.0 million from the $27.5 million recorded during the first six months of 1999. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Net loss from European operations in the second quarter of 2000 increased to $20.9 million from $7.9 million recorded in the second quarter of 1999. Year to date net loss from European operations increased to $37.1 million, from $19.4 million for the same period last year. The decline reflects the substantially higher revenue which was more than offset by the competitive pricing pressures, the costs of expansion into new markets and the absence of the impact of the Debitel contract.

North American Operations

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                           2000          1999          2000          1999
                                                           ----          ----          ----          ----
                                                                            (unaudited)
                                                                 (in thousands, except percentages)
Revenue .............................................   $ 102,804     $ 145,209     $ 202,271     $ 293,629
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ................      83,845       118,019       161,129       238,190
                                                        ---------     ---------     ---------     ---------
Gross margin ........................................      18,959        27,190        41,142        55,439
Selling, general and administrative expenses ........      22,522        29,834        40,957        58,743
Non-cash compensation ...............................       1,081            --         1,373            --
Write-down for impairment of assets .................      37,382            --        37,382            --
Depreciation and amortization .......................      11,536        10,325        23,358        22,592
                                                        ---------     ---------     ---------     ---------

Loss from operations ................................   $ (53,562)    $ (12,969)    $ (61,928)    $ (25,896)
                                                        =========     =========     =========     =========

Other Financial Data:
EBITDA (as defined) (1) .............................     $(3,563)      $(2,644)         $185       $(3,304)
Revenue as a percentage of consolidated revenue .....        26.3%         39.4%         26.4%         41.5%
Gross margin  as a percentage of revenue ............        18.4%         18.7%         20.3%         18.9%
Selling, general and administrative expense as
  a percentage of revenue ...........................        21.9%         20.5%         20.2%         20.0%

----------
      (1) EBITDA, as used herein, consists of loss from operations before depreciation and amortization. EBITDA has also been normalized to exclude non-cash compensation expense and the write-down for impairment of assets in Canada. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

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

On July 17, 2000, we announced our intention to sell our Canadian operations. In connection with this decision, we have taken a one-time, non-cash asset write-down for the impairment of assets of $37.4 million that is reflected as a one-time charge to second quarter 2000 earnings. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to a third party. The Canadian operations had annual revenues of $48.5 million in 1999 and had revenues and operating losses for the six months ended June 30, 2000 of $24.9 million and $6.3 million, respectively. Canada's increasing EBITDA losses and operating losses primarily reflect its attempt to expand into Canada's eastern markets.

Revenue from our North American operations decreased to $102.8 million for the three months ended June 30, 2000 compared to $145.2 million for the same period in 1999, a 29.2% decrease primarily as a result of our discontinuance of certain unprofitable prepaid calling card plans and telemarketing businesses beginning in September 1999. For the six months ended June 30, 2000 North American revenues were $202.3 million, as compared to $293.6 million for the same period last year. The revenue decline was also partially attributable to reduced low-margin carrier revenues. The number of residential and business customers in North America declined 30.0% from 177,487 as of June 30, 1999 to 124,170 as of June 30, 2000.

North American revenues as a percentage of consolidated revenues decreased from 39.4% in the second quarter of 1999 to 26.3% in the second quarter of 2000. On a year to date basis, North American revenues as a percentage of consolidated revenues decreased from 41.5% last year to 26.4% in 2000. This decline is a result of our effort to reduce our dependence on certain prepaid and telemarketing businesses and low-margin wholesale markets, and the expansion of our presence in Europe.

Cost of services decreased 29.0% to $83.8 million in the second quarter of 2000 from $118.0 million in the second quarter of 1999. The decrease is primarily a result of lower revenues. Cost of services as a percentage of revenues in the second quarter of 2000 was 81.6%, compared with the 81.3% in the second quarter of 1999. This increase is primarily due to the expansion efforts in the eastern portion of Canada. Excluding the Canadian operation, cost of services as a percentage of revenue improved as a result of cost containment efforts and the discontinuance of lower margin sales in the United States. Year to date, cost of services as a percentage of revenues was 79.7%, as compared to 81.1% in the same period last year. This decline is primarily due to the focus on more profitable customer segments.

Selling, general and administrative expenses in the second quarter of 2000 decreased to $22.5 million from $29.8 million in the second quarter of 1999. On a year to date basis, selling, general and administrative expenses decreased to $41.0 million, from $58.7 million for the same period last year. Selling, general and administrative expenses as a percentage of revenues, increased to 21.9% in the second quarter of 2000 as compared to 20.5% recorded in the second quarter of 1999, due to the expansion efforts of our Canadian operations. Year to date, selling, general and administrative expenses remained essentially unchanged from the same period last year.

Depreciation and amortization in the second quarter and the first six months of 2000 were $11.5 million and $23.4 million, respectively. For the same periods last year, depreciation and amortization were $10.3 million for the second quarter and $22.6 million for the first six months. The increase is primarily due to additional capital investment made over the last year.

Loss from operations in North America increased from $13.0 million in the second quarter of 1999 to $52.5 million in the second quarter of 2000. For the first six months of 2000, loss for operations in North America increased to $60.8 million, from $25.9 million last year. The increase is primarily due to the asset impairment charge pertaining to the disposition of our Canadian operations. Excluding the impairment charge, loss from operations for the first six months of 2000 was $23.5 million, an improvement from the $25.9 million in the same period last year.

Asia/Pacific and Other Operations

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                           2000          1999          2000          1999
                                                           ----          ----          ----          ----
                                                                            (unaudited)
                                                                 (in thousands, except percentages)
Revenue .............................................   $  57,705     $  43,623     $ 110,232     $  82,931
Operating costs and expenses:
Cost of services (exclusive of depreciation
and amortization shown separately below) ............      36,774        26,309        69,559        56,979
                                                        ---------     ---------     ---------     ---------
Gross margin ........................................      20,931        17,314        40,673        25,952
Selling, general and administrative expenses ........      22,555        17,626        43,002        30,568
Non-cash compensation expense .......................          --            --            89            --
Write-down for impairment of assets .................      10,885            --        10,885            --
Depreciation and amortization .......................       5,932         6,238        12,494         8,961
                                                        ---------     ---------     ---------     ---------
Loss from operations ................................   $ (18,441)    $  (6,550)    $ (25,797)    $ (13,577)
                                                        =========     =========     =========     =========

Other Financial Data:
EBITDA (as defined) (1) .............................     $(1,624)        $(312)      $(2,329)      $(4,616)
Revenues as a percentage of consolidated revenue ....        14.8%         11.9%         14.4%         11.7%
Gross margin as a percentage of revenue .............        36.3%         39.7%         36.9%         31.3%
Selling, general and administrative expense as
    a percentage of revenue .........................        39.1%         40.4%         39.0%         36.9%

----------
(1) EBITDA, as used herein consists of loss from operations before depreciation and amortization. EBITDA has also been normalized to exclude non-cash compensation expense and the write-down for impairment of assets in Japan and Hong Kong. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

Asia/Pacific and other operations are comprised primarily of domestic and international long distance and wireless services operations in Australia. This segment also includes relatively small operations in Venezuela, Mexico, Japan and Hong Kong.

On July 17, 2000, we announced our intention to sell or shut down our operations in Japan and Hong Kong. In connection with this decision, we have taken a one-time, non-cash asset write-down for the impairment of assets of $10.9 million that is reflected as a one-time charge to second quarter 2000 earnings. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to third parties. Together, these operations had annual revenues of $1.1 million in 1999 and had revenues for the six months ended June 30, 2000 of $0.1 million.

On May 2, 2000 we announced the launch of an initial public offering of our Australian subsidiary, through which we intended to divest 100% of our interest in this operation as part of the IPO. However, due to weakness in the IPO market, we have now engaged an investment bank to seek a private buyer for our Australian operations.

Revenues from our Asia/Pacific and Other operations increased 32.3% to $57.7 million for the three months ended June 30, 2000 compared to $43.6 million for the same period in 1999. Revenues for the six months ended June 30, 2000 were $110.2 million, compared to $82.9 million for the same period in 1999, an increase of $27.3 million or 32.9%. The increase is primarily due to customer growth in Australia. The number of customers in Asia/Pacific and Other operations increased by 101,628 or 51.6% from 197,004 as of June 30, 1999 to 298,632 as of June 30, 2000.

Revenues from our Asia/Pacific and Other operations as a percentage of consolidated revenues increased to 14.8%, in the second quarter of 2000 from 11.9% the second quarter of 1999. For the first six months, revenues from Asia/Pacific and Other operations represented 14.4% of consolidated revenues compared to 11.7% during the same period last year. The increase is primarily as a result of the growth in customers in Australia over the past year.

Cost of services in the second quarter of 2000 increased to $36.8 million from $26.3 million recorded in the second quarter of 1999. For the six months ended June 30, 2000 cost of services increased to $69.6 million from $57.0 million recorded in the same period last year. These higher costs are primarily a result of the higher revenues. Cost of services as a percentage of revenues in the second quarter increased to 63.7% from 60.3% for the same period in 1999. This increase is a result of a year to date reclassification in the second quarter of last year of certain customer acquisition costs from cost of services to selling, general and administrative expenses. On a year to date basis, cost of services as a percentage of revenues declined from 68.7% in 1999 to 63.1% this year.

Selling, general and administrative expense in the second quarter of 2000 increased to $22.6 million as compared to $17.6 million in the second quarter of 1999. For the six month period ended June 30, 2000, selling, general and administrative expense increased to $43.0 million compared to $30.6 million for the same period last year. Selling, general and administrative expenses as a percent of revenues in the second quarter 2000 declined to 39.1% from 40.4% in the second quarter 1999. The decline is a result of a year to date reclassification in the second quarter of last year of certain customer acquisition costs from cost of services to selling, general and administrative expenses. For the first six months, selling, general and administrative expense as a percentage of revenue increased from 36.9% in 1999 to 39.0% in 2000 due to high customer acquisition costs in Australia.

Depreciation and amortization in the second quarter of 2000 decreased slightly to $5.9 million from $6.3 million in the second quarter last year. For the first six months of 2000, depreciation and amortization increased from $9.0 million in 1999 to $12.5 million in 2000 due to capital expenditures primarily in Australia.

The loss from the Asia/Pacific and Other operations for the second quarter of 2000 increased to $18.5 million from $9.3 million recorded in the second quarter of 1999. For the first six months of 2000, operating loss from Asia/Pacific and Other operations increased to $25.8 million, compared to $13.6 million last year. The increased operating losses are primarily due to the start-up costs incurred in our Latin America operations and the asset impairment of our Japan and Hong Kong operations, substantially offset by improved results in Australia.

deltathree.com Operations (1)

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                          2000         1999         2000         1999
                                                          ----         ----         ----         ----
                                                                          (unaudited)
                                                               (in thousands, except percentages)
Revenue .............................................   $  3,237     $    565     $  5,049     $  1,007
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ................      1,592          548        2,523          771
                                                        --------     --------     --------     --------
Gross margin ........................................      1,645           17        2,526          236
Selling, general and administrative expenses ........      9,294        4,876       16,608        5,128
Non-cash compensation ...............................      1,758           --        4,156           --
Depreciation and amortization .......................      1,904        4,192        3,257        4,222
                                                        --------     --------     --------     --------

Loss from operations ................................   $(11,311)    $ (9,051)    $(21,495)    $ (9,114)
                                                        ========     ========     ========     ========

Other Financial Data:
EBITDA (as defined) (2) .............................   $ (7,649)    $ (4,859)    $(14,082)    $ (4,892)
Revenues as a percentage of consolidated revenue ....        0.8%         0.2%         0.7%         0.1%
Gross margin as a percentage of revenue .............       50.8%         3.0%        50.0%        23.4%
Selling, general and administrative expense as a
    percentage of revenue ...........................      287.1%       863.0%       328.9%       509.2%

----------
(1) The amounts presented are as included in our consolidated financial results and differ from the separately reported results of deltathree.com because our results exclude our intercompany transactions with deltathree.com and because prior period results have been restated by deltathree.com for items that were not material to our results.
(2) EBITDA, as used herein, consists of loss from operations before depreciation and amortization and also excludes non-cash compensation expense. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with U.S. GAAP for the periods indicated. Our definition of EBITDA may be different than that used by other companies.

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

Revenues from deltathree.com operations increased from $0.6 million in the second quarter of 1999 to $3.2 million in the second quarter of 2000, and from $1.0 million for the first six months of 1999 to $5.0 million for the same period this year. This increase is primarily as a result of integration service fees received from deltathree.com's online partners as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

Cost of services for deltathree.com increased from $0.5 million in the second quarter and $0.8 million for the first six months of 1999 to $1.6 million for the second quarter and $2.5 million for the first six months of 2000 primarily as a result of higher revenues and the increased cost of terminating traffic.

Selling, general and administrative expenses increased from $4.9 million in the second quarter of 1999 to $9.3 million in the second quarter of 2000 and from $5.1 million for the first six months of 1999 to $16.6 million for the first six months of 2000, primarily due to the expansion of marketing, advertising and promotional activities, and additional personnel and occupancy costs as the Company executes its aggressive growth strategy.

Liquidity and Capital Resources

We have incurred significant operating losses, net losses and negative cash flow from operations, due in large part to the start-up and development of our operations and the development of RSL-NET, our integrated digital telecommunications network. We expect that our net losses and negative cash flow will continue as we continue to implement our growth strategy. Historically, we have funded our losses and capital expenditures through borrowings, capital contributions, and a portion of the net proceeds of prior securities offerings.

Cash used in operating activities for the six months ended June 30, 2000 totaled $223.6 million compared with $79.6 million for the same period in 1999 reflecting the use of cash to fund operating losses, working capital requirements, and higher quarterly cash interest payments. Capital expenditures, which include assets acquired under capital lease obligations, for the six months ended June 30, 2000 were $110.8 million compared with $93.3 million for the comparable period in 1999. These capital expenditures are principally for switches, fiber, and related telecommunications equipment as well as the build-out of our Pan-European network. We also began the build-out of the wireless local loop network in Spain as a result of the award of a license to a consortium, called Banda Ancha, in which we have a 30% economic interest. Cash expended for acquisitions were approximately $82.2 million during the six months ended June 30, 2000 compared with $32.8 million for the first six months of 1999. At June 30, 2000, we had $197.4 million of working capital as compared to $163.7 million of working capital at December 31, 1999. We are reviewing our plans for ongoing cash expenditures, including for acquisitions and capital expenditure, and expect to significantly reduce our expenditures through the end of 2000 from historical levels.

Our indebtedness was approximately $1.5 billion at June 30, 2000, substantially all of which represented long-term debt. Nearly all of our indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by us and RSL COM U.S.A. These debt securities include various Senior Notes and Senior Discount Notes which are due from 2006 through 2010 (the "Notes"). The Notes were issued under indentures containing certain restrictive covenants which impose limitations on our ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

At June 30, 2000, our subsidiary telegate had $40 million of revolving credit facilities with various banks that accrue interest at a weighted average rate of approximately 6.0%, all of which was available. Our equipment vendors have provided to certain of our subsidiaries $61.5 million in vendor financing commitments to fund the purchase of additional switching and related telecommunications capital equipment. At June 30, 2000, all available amounts were utilized under these facilities at a weighted average interest rate of approximately 8%.

In February 2000, we issued 2.3 million Series A Cumulative Convertible Preferred Shares ("Preferred Shares") at a price of $50 per share, and received net proceeds of approximately $111 million. The Preferred Shares are convertible at any time by the holders into our Class A common shares at a conversion rate of 2.2584 shares for each Preferred Share subject to adjustments under certain circumstances. Dividends accrue at the rate of 7 1/2% per year and are payable quarterly in either cash or Class A common shares. Beginning in February 2005, we will have the right to redeem some or all of the Preferred Shares at a predetermined redemption price plus accrued dividends, if any. We will be required to redeem any Preferred Shares still outstanding on February 1, 2012 at a redemption price of $50 per share plus accrued dividends. Holders of the Preferred Shares are generally not entitled to any voting rights. The Preferred Shares, which have a liquidation value of $50 per share, rank junior to all of our existing and future debts and obligations.

Concurrent with the issuance of the Preferred Shares, RSL PLC issued $100 million and 100 million Euro-denominated Senior Notes due 2010 (the "2000 Notes"). The 2000 Notes, which are guaranteed by us and by RSL COM U.S.A., a wholly owned subsidiary of RSL PLC, bear interest at an annual rate of 12 7/8%. The debt isssuances generated combined proceeds to us of approximately $192.2 million. In connection with the guarantee of the 2000 Notes, RSL COM U.S.A. also became a guarantor of RSL PLC's previously issued and outstanding Notes.

On May 4, 2000, we formed an alliance with Seat Pagine Gialle Spa. (SEAT), a leading publisher of telephony directories and a leading Internet business in Italy. Upon termination of the joint venture alliance with SEAT, RSL COM Germany will have the right, beginning in January 2001, to sell to SEAT, and SEAT will have the right to purchase from us, all of its equity interest in Telegate Holding. The amount of consideration upon the exercise of the option will be determined based on the average value of a telegate share during a predetermined reference period. The total consideration we will receive as a result of the transaction will be between approximately 415 million Euros and 525 million Euros depending on the average price of a telegate share during this reference period.

On July 20, 2000 we signed an agreement with our Chairman and principal shareholder, Ronald S. Lauder, for an unsecured loan facility totaling $100 million, available until June 30, 2001. We will pay LIBOR plus 4.5% on any amounts drawn under the facility and will issue to Mr. Lauder warrants to purchase 75,000 Class A common shares at $11.50 per share for each $5 million drawn under the facility. The Company will only issue warrants to Mr. Lauder if loans are drawn on the facility.

The limitation under our most restrictive covenants will likely prohibit us from incurring any significant amount of additional indebtedness to fund net losses unless we complete an equity offering or generate significant positive cash flow from operations. We believe that the remaining net proceeds from the issuance of the 2000 Notes and the Preferred Shares, together with availability under our revolving credit facilities, short-term lines of credit and overdraft facilities from local banks, and other cash resources, will be sufficient to fund our capital expenditures and operations into 2001. We are also in the process of selling certain of our non-core assets, including our operations in Canada, Australia and Japan. We believe that any proceeds received from these potential sales, in addition to proceeds received from the monetization of Telegate Holding will be sufficient to fund our capital expenditures and operations into 2002. However, we may be required to raise additional capital regardless of market conditions, if our plans or assumptions change or prove to be inaccurate, we identify additional required or desirable infrastructure investments or acquisitions, if we experience unanticipated costs or competitive pressures or if the net proceeds from the issuance of our debt and equity securities, together with other sources of liquidity otherwise prove to be insufficient. Regardless, we plan to raise additional capital when and if market conditions permit, to ensure that adequate funding is available for capital expenditures and operations for the year 2001 and beyond.

In order to reduce interest costs and improve our balance sheet, we may also refinance or retire long-term debt on an opportunistic basis, including through open market repurchases. Any repurchase will depend on market conditions and other considerations, such as our cash requirements and the availability of replacement debt or equity financing on acceptable terms.

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

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. We recorded a foreign currency translation adjustment of $22 million as a component of equity as of June 30, 2000. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. For the three month period ended June 30, 2000, we had recorded a foreign currency gain of approximately $3.6 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the DM296 million 10% Senior Discount Notes issued during 1998 and the decrease in the Euro against the U.S. dollar in connection with the 100 million Euro 12 7/8% Senior Notes issued in February 2000.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, marketable securities - available for sale, accrued expenses and notes payable is a reasonable approximation of their fair value. On June 30, 2000, the fair value of our long-term debt (excluding capital lease obligations) was estimated to be $888.5 million based on the overall weighted average rate of our long-term debt of 10.7% and an overall weighted average maturity of 8.2 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 107 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $74.0 million decrease in fair value of our long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

            In May 2000, we issued to Michael Revell and Robert Willans 275,722 and 264,910 Class A common shares, respectively, in connection with our acquisition of REDNET Limited, a company controlled by Messrs. Revell and Willans. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

            In May 2000, we issued (i) 6,224 Class A common shares to each of Jonathan Shaw, Christopher Windley and Nigel Williams and (ii) 531,651 Class A common shares to each of Walbrook Trustees (IOM) Limited re: Shaw Settlement, Walbrook Trustees (IOM) Limited re: Windley Settlement and Walbrook Trustees (IOM) Limited re: Williams Settlement, in connection with our acquisition of Voyager Network Limited and Voyager Internet Limited, companies controlled by such persons and entities. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

            In June 2000, we issued to Johannes Mistelbauer and Mesonic Holding GmbH 61,707 and 58,129 Class A common shares, respectively, in connection with our acquisition of INS Informations- und Netzwerksysteme EDV-Beratungs- und Handelsgesellschaft m.b.H., a company controlled by Mr. Mistelbauer and Mesonic. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Security Holders

            On June 23, 2000, we held our annual general meeting of our shareholders. At the meeting, there were present in person or by proxy a total of 22,348,632 Class A common shares out of a total 31,438,603 shares of such stock issued and outstanding and entitled to vote at the meeting, and a total of 24,267,283 Class B common shares out of a total of 24,267,283 issued and outstanding and entitled to vote at the meeting (or, in the aggregate 265,021,462 votes out of a total of 274,111,433 potential votes).

            The shareholders voted in favor of the election of the following eight directors to serve on our Board of Directors until the next annual general meeting of shareholders: Ronald S. Lauder, Itzhak Fisher, Jacob Z. Schuster, Gustavo A. Cisneros, Fred H. Langhammer, Leonard A. Lauder, Eugene A. Sekulow and Nicolas G. Trollope. Each of the nominees for director received 264,935,876 votes in favor of his election, 85,586 votes against his election and 0 abstention votes.

            In addition, the shareholders voted in favor of (i) a proposal to adopt our employee stock purchase plan as follows: 249,826,436 votes for, 3,633,036 votes against and 38,837 abstention votes, and (ii) the appointment of Deloitte & Touche LLP as our auditors and the delegation to our audit committee the authority to fix the auditor's fee for the current fiscal year as follows: 264,951,940 votes for, 50,083 votes against and 19,439 abstention votes.

Item 5. Other Information

      Forward-Looking Statements

            Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond our control, including, but not limited to changing market conditions, competitive matters (such as the size and financial resources of competitors, pricing pressures, etc.), regulatory environment (such as timing and extent of deregulation of telecommunications market), the integration of acquisitions and new operations, substantial capital requirements, the availability of transmission facilities, reliance on sophisticated information systems, devaluation and currency risks, general economic conditions in the markets in which we operate, as well as other risks referenced from time to time in our filings with the Securities and Exchange Commission and, accordingly, there can be no assurance with regard to such statements.

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

      (b) Reports on Form 8-K.

      We filed a Form 8-K with the SEC dated May 2, 2000, reporting that we had issued press releases regarding (i) the launch of an initial public offering of our Australian subsidiary, (ii) an alliance with SEAT which provides us with the opportunity to sell our Telegate investment and (iii) our first quarter financial results. The press releases were filed as exhibits to the Form 8-K.

      We filed a Form 8-K with the SEC dated May 24, 2000, reporting that we had issued a press release reporting the delay of the initial public offering of our Australian subsidiary. The press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RSL COMMUNICATIONS, LTD.


Date:  August 14, 2000                    By         /s/  Joel S. Beckoff
                                            ------------------------------------
                                          Name: Joel S. Beckoff
                                          Title: Vice President - Controller
                                                 and Chief Accounting Officer

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

3.4 Certificate of Designation relating to 71/2% Series A Convertible Preferred Shares (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).

4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).

27.1  Financial Data Schedule (filed herewith).