Form 10-Q
period 2000-09-30
RSL COMMUNICATIONS LTD
filed 2000-11-15
CIK 1036297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                               Yes |X|   No |_|

As of November 9, 2000, the registrant had 36,575,218 of its Class A common stock, par value $0.00457 per share, and 24,267,283 of its Class B common stock, par value $0.00457 per share, outstanding.

                            RSL COMMUNICATIONS, LTD.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
         September 30, 2000 (Unaudited) and December 31, 1999................. 1

     Condensed Consolidated Statements of Operations for the
        Three Month and Nine Month Periods Ended September 30, 2000
        (Unaudited) and 1999 (Unaudited)...................................... 2

     Condensed Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 2000 (Unaudited) and 1999 (Unaudited).... 3

     Notes to Condensed Consolidated Financial Statements..................... 4

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........27

PART II - OTHER INFORMATION

    Item 1.  Change in Securities and Use of Proceeds.........................28

    Item 2.  Other Information................................................28

    Item 3.  Exhibits and Reports on Form 8-K.................................29

Signatures....................................................................30

Exhibit Index.................................................................31

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            RSL COMMUNICATIONS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        As of          As of
                                                    September 30,   December 31,
                                                        2000            1999
                                                        ----            ----
                                                     (unaudited)
Assets

Cash and Cash Equivalents ......................    $    98,648     $   238,724
Accounts Receivable, Net .......................        279,983         258,983
Marketable Securities - Available for Sale .....         52,752          72,813
Prepaid Expenses and Other Current Assets ......        153,863         116,929
                                                    -----------     -----------
Total Current Assets ...........................        585,246         687,449
                                                    -----------     -----------
Marketable Securities - Available for Sale .....             --          11,341
Property and Equipment .........................        700,746         610,095
Less: Accumulated Depreciation .................       (193,087)       (134,559)
                                                    -----------     -----------
Property and Equipment, Net ....................        507,659         475,536
Investment in Unconsolidated Subsidiaries ......          1,657          16,872
Goodwill and Other Intangibles, Net ............        699,763         606,039
Deposits and Other Assets ......................         30,173           6,071
                                                    -----------     -----------
     Total Assets ..............................    $ 1,824,498     $ 1,803,308
                                                    ===========     ===========

Liabilities and Shareholders' Deficit

Accounts Payable and Other Liabilities .........    $   484,608     $   500,371
Short-term Debt ................................         49,478          23,348
                                                    -----------     -----------
Total Current Liabilities ......................        534,086         523,719
                                                    -----------     -----------
Total Long-term Debt ...........................      1,529,392       1,273,961
Other Liabilities - Noncurrent .................         14,597          15,986
                                                    -----------     -----------
Total Liabilities ..............................      2,078,075       1,813,666
                                                    -----------     -----------
Minority Interest ..............................         63,997          73,254
                                                    -----------     -----------
Shareholders' Capital ..........................        799,196         641,778
Accumulated Deficit ............................     (1,116,770)       (725,390)
                                                    -----------     -----------
Total Shareholders' Deficit ....................       (317,574)        (83,612)
                                                    -----------     -----------
     Total Liabilities and Shareholders' Deficit    $ 1,824,498     $ 1,803,308
                                                    ===========     ===========

            See notes to condensed consolidated financial statements.

                                          RSL COMMUNICATIONS, LTD.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)
                                   (in thousands, except loss per share)

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                             2000            1999            2000            1999
                                                             ----            ----            ----            ----
Revenues ............................................    $   382,843     $   368,831     $ 1,149,273     $ 1,076,812
Operating Costs and Expenses:
  Cost of Services (exclusive of depreciation and
   amortization shown separately below) .............        282,264         256,131         816,480         765,009
  Selling, General and Administrative Expenses ......        154,254         112,573         412,403         323,470
  Non-cash Compensation Expense .....................          2,204           2,676           8,329           5,602
  Write Down for Impairment of Assets ...............             --              --          48,267              --
  Special Charge ....................................             --          30,143              --          30,143
  Depreciation and Amortization .....................         53,496          46,032         154,658         126,115
                                                         -----------     -----------     -----------     -----------
Total Operating Costs and Expenses ..................        492,218         447,555       1,440,137       1,250,339
                                                         -----------     -----------     -----------     -----------
Loss From Operations ................................       (109,375)        (78,724)       (290,864)       (173,527)
Interest Income .....................................          2,288           5,408          11,176          16,502
Interest Expense ....................................        (45,007)        (35,546)       (123,832)        (95,820)
Other Income/(Expense) - Net ........................         (3,221)            326          (7,380)            506
Foreign Exchange Transaction Gain (Loss) - Net ......          7,205          (3,468)         15,879          10,560
Minority Interest ...................................          5,338          (4,791)         13,318          (3,969)
Loss in Equity Interest of
  Unconsolidated Subsidiaries - Net .................         (3,477)         (1,184)         (7,903)         (1,560)
Income Tax Expense ..................................           (459)           (918)         (1,773)         (1,408)
                                                         -----------     -----------     -----------     -----------
Net Loss ............................................    $  (146,708)    $  (118,897)    $  (391,379)    $  (248,716)
                                                         ===========     ===========     ===========     ===========

Basic and Diluted  Net Loss Per Share of Common Stock    $     (2.51)    $     (2.17)    $     (6.89)    $     (4.63)

Weighted Average Number of Shares of Common Stock
  Outstanding .......................................         58,440          54,702          56,835          53,676

            See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                             2000          1999
                                                                             ----          ----
Net loss .............................................................    $(391,379)    $(248,716)
Depreciation and amortization ........................................      154,658       126,115
Working capital change and other .....................................      (20,538)       (1,215)
                                                                          ---------     ---------
     Net cash used in operations .....................................     (257,259)     (123,816)
                                                                          ---------     ---------

Acquisitions of subsidiaries .........................................      (81,765)      (38,209)
Purchase of property and equipment ...................................     (141,459)     (159,679)
Proceeds from maturity of marketable securities ......................       28,324         9,715
Proceeds from maturity of restricted securities ......................           --        21,150
Other ................................................................        1,385           307
                                                                          ---------     ---------
     Net cash used in investing activities ...........................     (193,515)     (166,716)
                                                                          ---------     ---------

Proceeds from the issuance of Notes ..................................      197,123       169,748
Payment of offering costs ............................................      (10,908)         (256)
Proceeds from short term debt ........................................       25,000        40,486
Payment of short term debt ...........................................       (1,123)      (37,310)
Proceeds from Issuance of Long-Term Debt .............................        8,672            --
Proceeds from Issuance of Convertible Preferred Stock ................      115,000            --
Proceeds from issuance of Class A shares .............................          401         1,475
Principal payments under capital lease obligations ...................      (10,495)      (14,970)
                                                                          ---------     ---------
     Net cash provided by financing activities .......................      323,670       159,173
                                                                          ---------     ---------

Decrease in cash and cash equivalents ................................     (127,104)     (131,359)
Effects of foreign currency on cash and cash equivalents .............      (12,972)       (1,453)
Cash and cash equivalents at beginning of period .....................      238,724       367,823
                                                                          ---------     ---------

Cash and cash equivalents at end of period ...........................    $  98,648     $ 235,011
                                                                          =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest ...............................................    $  78,741     $  57,960
                                                                          =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Class A Common Stock for stock of subsidiaries ...........    $  41,916     $  36,783
                                                                          =========     =========
Assets acquired under capital lease obligations ......................    $  60,535     $  12,385
                                                                          =========     =========
Stock of Subsidiaries Issued .........................................    $  10,450     $      --
                                                                          =========     =========

           See notes to condensed consolidated financial statements.

                            RSL COMMUNICATIONS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

As a result of our continued efforts to build out our network, combined with the increasing competitive market for telecommunications services, we continue to experience losses and have a deficiency of assets. Our financial statements have been prepared on a going-concern basis of accounting. Our ability to realize our assets is dependent upon our ability to generate liquidity to fund our ongoing losses and our reduced capital expenditure plan. While there can be no assurances, we believe that our remaining net cash balance, together with availability under our short-term line of credit, overdraft facilities from local banks, and other cash resources, will be sufficient to fund our operations into early 2001. We believe that any proceeds received from the potential sales of non-core assets, in addition to proceeds received from the potential early monetization of Telegate Holding in January 2001 will be sufficient to fund our capital expenditures, operations and other obligations through mid-2001.

2. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, are excluded from net income. For RSL COM, such items consist of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

The components of total comprehensive loss for interim periods are presented in the following table:

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
                                                                 (unaudited)
                                                                 (in thousands)
Net Loss .................................    $(146,708)    $(118,897)    $(391,379)    $(248,716)
Other Comprehensive Income (Loss)
  Foreign currency translation adjustments       (2,540)          615       (19,052)       (1,002)

  Unrealized (loss)/gain on securities ...           48          (523)        2,476          (182)
                                              ---------     ---------     ---------     ---------
                                                 (2,492)           92       (16,576)       (1,184)
                                              ---------     ---------     ---------     ---------
Total Comprehensive Loss .................    $(149,200)    $(118,805)    $(407,955)    $(249,900)
                                              =========     =========     =========     =========

3. NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share amounts are not presented because the inclusion of these amounts would be anti-dilutive.

4. SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

Presented below are condensed consolidating financial statement data as of and for the nine months and the quarter ended September 30, 2000. The notes issued by RSL PLC are fully and unconditionally guaranteed by us and by RSL COM U.S.A. on a joint and several basis.

For the nine months ended September 30, 2000:

                                                                     Non-Guarantor                  Consolidated
(unaudited)            RSL Ltd.        RSL PLC       RSL COM USA     Subsidiaries    Adjustments    Total
                       --------        -------       -----------     ------------    -----------    -----
Revenues             $        --     $   707,102     $   265,022     $   177,149     $        --     $ 1,149,273

Operating
Expenses                  25,299         868,359         303,258         246,542          (3,321)      1,440,137
                          ------         -------         -------         -------          ------       ---------
(Loss)/Income
from Operations          (25,299)       (161,257)        (38,236)        (69,393)          3,321        (290,864)

Other Inc./(Exp.)          7,885        (109,100)         (6,819)          9,024          (1,505)       (100,515)
                          ------         -------         -------         -------          ------       ---------
Net (Loss)/Income    $   (17,414)    $  (270,357)    $   (45,055)    $   (60,369)    $     1,816     $  (391,379)
                     -------------------------------------------------------------------------------------------

For the  quarter ended September 30, 2000

                                                            Non-Guarantor                RSL
(unaudited)         RSL Ltd.      RSL PLC     RSL COM USA   Subsidiaries   Adjustments   Consolidated
                    --------      -------     -----------   ------------   -----------   ------------
Revenues           $      --     $ 233,331     $  87,644     $  61,868     $      --     $ 382,843

Operating
Expenses              13,789       290,084       107,611        82,035        (1,301)      492,218
                      ------       -------       -------        ------        ------       -------
(Loss)/ Income
from Operations      (13,789)      (56,753)      (19,967)      (20,167)        1,301      (109,375)

Other
Inc./(Exp.)            1,881       (39,673)       (2,485)        3,437          (493)      (37,333)
                      ------       -------       -------        ------        ------       -------

Net Loss           $ (11,908)    $ (96,426)    $ (22,452)    $ (16,730)    $     808     $(146,708)
                   -------------------------------------------------------------------------------

As of September 30, 2000:

                                                                       Non-Guarantor                 RSL
(unaudited)               RSL Ltd.       RSL PLC       RSL COM USA     Subsidiaries   Adjustments    Consolidated
                          --------       -------       -----------     ------------   -----------    ------------
Curr. Assets            $ 1,234,255    $   344,328     $   104,671     $   139,173    $(1,237,181)    $   585,246

PP&E - net                    7,535        367,926          78,510          53,688             --         507,659
Goodwill
&Other
Intangibles-net              37,185        449,412         161,365          51,801             --         699,763
Other Assets                294,149         27,741             857          44,857       (335,774)         31,830
                        -----------------------------------------------------------------------------------------
Total Assets            $ 1,573,124    $ 1,189,407     $   345,403     $   289,519    $(1,572,955)    $ 1,824,498
                        -----------------------------------------------------------------------------------------
Liabilities &
Shareholders  Equity
(Deficit)

Short Term Debt         $    24,108    $    15,409     $     3,749     $     6,212    $        --     $    49,478
Accounts Payable
and Other
Liabilities               1,107,866        (68,988)        488,584         189,437     (1,232,291)        484,608
Long-term debt and
Other                         1,150      2,015,142          10,607          61,755       (480,668)      1,607,986
Shareholders  Equity
(Deficit)                   440,000       (772,156)       (157,537)         32,115        140,004        (317,574)
                        -----------------------------------------------------------------------------------------
Total Liabilities &
Stockholders'
Equity/(Deficit)        $ 1,573,124    $ 1,189,407     $   345,403     $   289,519    $(1,572,955)    $ 1,824,498
                        -----------------------------------------------------------------------------------------

For the Nine Months ended September 30, 2000:

                                                                       Non-Guarantor     RSL
(unaudited)                    RSL Ltd.      RSL PLC       RSL USA     Subsidiaries   Consolidated
                               --------      -------       -------     ------------   ------------
Net Cash used in Operating
Activities                    $ (11,281)    $(236,843)    $   4,646     $ (13,781)    $(257,259)
Net cash used in Investing
Activities                      (18,469)      (97,077)       (7,356)      (70,613)     (193,515)
Net cash provided by
Financing Activities             25,401       301,758        (3,361)         (128)      323,670

5. Significant Events

In July 2000, we announced that we intend to sell or close our operations in Canada, Japan and Hong Kong. In connection with this decision, as of June 30, 2000, we recorded a non-cash asset write-down for the impairment of assets of $48.3 million. As of September 30, 2000 we have shut down our operations in Hong Kong, are in the process of finalizing a sale of our Japan operations, and have continued our Canadian operations while we pursue a sale. We recorded revenues and an operating loss for the quarter ended September 30, 2000 for our Canadian operations of $10.9 million and $2.8 million, respectively.

In July 2000, we signed an agreement with our Chairman and principal shareholder, Ronald S. Lauder, for an unsecured loan facility totaling $100 million, available until June 30, 2001. All loans under the facility are due and payable on or before June 30, 2001 or earlier upon the monetization of telegate AG or other asset sales. The rate of interest is LIBOR plus 4.5% on any amounts drawn under the facility and we are obligated to issue to Mr. Lauder warrants to purchase 75,000 Class A common shares at $11.50 per share for each $5 million drawn under the facility. As of September 30, 2000, we have drawn $25 million under this facility and have issued 375,000 warrants to Mr. Lauder. The value assigned to the warrants was estimated at approximately $1 million and was recorded as additional paid in capital.

In August 2000, we announced the appointment of Paul B. Domorski as our President and CEO, which became effective August 21, 2000. Mr. Domorski, formerly President of British Telecom Syncordia Solutions, succeeds Itzhak Fisher. Mr. Domorski's office is located in the United Kingdom. In addition, Donald R. Shassian, our Chief Operating Officer, has left our company to pursue other opportunities.

6. Subsequent Events

In October 2000, pursuant to its agreement with Seat Pagine Gialle Spa. ("SEAT"), our German subsidiary RSL COM Deutschland GmbH sold an initial portion of its equity interest in Telegate Holding, the holding company for our share ownership in Telegate AG, to SEAT for gross proceeds of approximately 15.3 million Euros. As a result of this and the expected sale of the balance of our interest, we changed our accounting for this investment from the consolidation method to the equity method.

In October 2000, we retained the investment banking firm of Wasserstein Perella & Co., Inc. to assist us in exploring strategic alternatives.

As of November 13, 2000 we have drawn $55 million under our facility with Ronald
S. Lauder and have issued 825,000 warrants to him.

7. Effects of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. SFAS No.133 is effective for fiscal years beginning after June 15, 2000. We have not participated in any hedging activities in connection with foreign currency exposure. We will adopt SFAS No. 133 in the first quarter of 2001. We do not expect this to have a material effect on our results of operations or financial position.

8. Segment Data

European Operations

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,             September 30,
                                                     2000        1999         2000          1999
                                                     ----        ----         ----          ----
                                                                     (unaudited)
                                                           (in thousands, except percentages)
Revenue ......................................... $ 222,425    $ 186,957    $ 671,303    $ 517,371
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ............   160,098      116,251      461,103      329,188
                                                  ---------    ---------    ---------    ---------
Gross margin ....................................    62,327       70,706      210,200      188,183
Selling, general and administrative expenses ....    85,721       62,998      230,352      172,413
Depreciation and amortization ...................    24,751       17,110       64,844       44,581
                                                  ---------    ---------    ---------    ---------

Loss from operations ............................ $ (48,145)   $  (9,402)   $ (84,996)   $ (28,811)
                                                  =========    =========    =========    =========

North American Operations

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
                                                                      (unaudited)
                                                            (in thousands, except percentages)
Revenue .......................................   $  98,551    $ 132,799    $ 300,822    $ 426,428

Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ..........      81,085      105,033      242,214      343,223
                                                  ---------    ---------    ---------    ---------

Gross margin ..................................      17,466       27,766       58,608       83,205
Selling, general and administrative expenses ..      22,464       26,575       63,421       85,318
Non-cash compensation .........................         686           --        2,059           --
Write-down for impairment of assets ...........          --           --       37,382           --
Depreciation and amortization .................      17,129       11,113       40,487       33,705
                                                  ---------    ---------    ---------    ---------

Loss from operations ..........................   $ (22,813)   $  (9,922)   $ (84,741)   $ (35,818)
                                                  =========    =========    =========    =========

 Asia/Pacific and Other Operations
Revenue .......................................   $  56,301    $  47,727    $ 166,533    $ 130,658
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ..........      37,106       31,928      106,665       88,907
                                                  ---------    ---------    ---------    ---------
Gross margin ..................................      19,195       15,799       59,868       41,751
Selling, general and administrative expenses ..      22,049       18,310       65,051       48,878
Write-down for impairment of assets ...........          --           --       10,885           --
Depreciation and amortization .................       5,220        9,769       17,714       18,730
                                                  ---------    ---------    ---------    ---------
Loss from operations ..........................   $  (8,074)   $ (12,280)   $ (33,782)   $ (25,857)
                                                  =========    =========    =========    =========

 deltathree.com Operations
Revenue .......................................   $   5,566    $   1,348    $  10,615    $   2,355
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ..........       3,975          963        6,498        1,734
                                                  ---------    ---------    ---------    ---------
Gross margin ..................................       1,591          385        4,117          621
Selling, general and administrative expenses ..       9,016          468       25,624        5,596
Non-cash compensation .........................       1,374        2,286        5,530        2,286
Depreciation and amortization .................       2,150        1,271        5,407        2,642
                                                  ---------    ---------    ---------    ---------

Loss from operations ..........................   $ (10,949)   $  (3,640)   $ (32,444)   $  (9,903)
                                                  =========    =========    =========    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a growing facilities-based communications company that provides a broad range of voice, data / Internet and value-added products and service solutions primarily to small and medium-sized businesses and residential customers in selected markets around the globe. We have built a local presence and currently have revenue-generating operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Luxembourg, Mexico, the Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, the United Kingdom, the United States and Venezuela. Through our subsidiary, deltathree.com, we also own and operate a privately-managed Internet Protocol (IP) telephony network with 107 points of presence in 40 countries around the world. deltathree.com completed its initial public offering on November 29, 1999 and as a result we currently own approximately 68% of the equity of deltathree.com. Accordingly, we will continue to report the financial results of deltathree.com as a part of our consolidated results of operations. Prior to its initial public offering, we combined results from deltathree.com's operation with our other operations. We currently present the results of deltathree.com's operations as a separate segment.

Consolidated Results Of Operations For The Three Month And Nine Month Periods Ended September 30, 2000 Compared To The Three Month And Nine Month Periods Ended September 30, 1999

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

Revenues increased to $382.8 million for the three months ended September 30, 2000 compared to $368.8 million for the three months ended September 30, 1999, an increase of 4%. The general strengthening of the U.S. dollar over the past year relative to most foreign currencies in which we operate negatively impacted the growth in revenues. Had we applied the third quarter 1999 foreign currency exchange rates to the third quarter 2000 local currency amounts, reported revenue would have increased by an additional $36.7 million. For the nine months ended September 30, 2000, revenues increased to $1,149.3 million, compared to $1,076.8 million for the nine months ended September 30, 1999, an increase of 7%. This increase is due primarily to the growth in customers in our European operations partially offset by competitive pricing pressures in several of the markets in which we operate. Had we applied the year to date average 1999 foreign currency exchange rates to the year to date 2000 local currency amounts, revenue would have increased by an additional $73.3 million. The unfavorable impact due to exchange rates on revenues is substantially mitigated by the favorable impact from foreign currency exchange rates on costs.

Cost of Services (exclusive of depreciation and amortization shown separately below)

Our cost of services is primarily comprised of costs associated with gaining local access and the transport and termination of calls over our telecommunications network, RSL-NET. The majority of our cost of services is variable, including local access charges and transmission capacity leased on a per-minute-of-use basis. For certain key markets, we have made significant investments in indefeasible rights of use, or IRUs, minimum investments units, or MIUs and domestic circuits and, as a result, an increasing amount of our total operating costs have become fixed, as the volume of our calls carried over our own facilities increases. Our continued ability to migrate increasing amounts of traffic from leased facilities to owned facilities is limited due to our capital constraints (see liquidity and capital resources). A significant percentage of our international transmission facilities will continue to be leased on a variable cost basis. Accordingly, variable costs will continue to be a majority of our cost of services for the foreseeable future. The depreciation expense with respect to our MIUs and IRUs is not accounted for in cost of services. We have directly linked certain of our local operators in Europe and the United States utilizing lines leased on a fixed-cost, point-to-point basis and utilizing MIUs and IRUs. To the extent traffic can be transported between local operators over MIUs and IRUs, there is only marginal cost to us with respect to the international portion of a call other than the fixed lease payment or the capital expenditure incurred in connection with the purchase of the MIUs or IRUs. Our cost of transport and termination should decrease to the extent that we are able to bypass the settlement rates associated with the transport of international traffic.

We have been expanding and upgrading our Pan-European network connecting ten European international switching centers in nine countries. We expect that this network will replace more expensive, short-term leases for lower capacity circuits, will improve our least-cost routing efficiency and will handle the growing number of minutes of traffic on our European network. It is expected that the network will be phased-in in three regions of Europe, although the phase-in has been somewhat delayed from our original expectations due to technical difficulties encountered by our vendor, and is now expected to be implemented in the fourth quarter of 2000 and the first quarter of 2001.

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

Cost of services increased to $282.3 million for the three months ended September 30, 2000 from $256.1 million for the three months ended September 30, 1999, an increase of 10%. Cost of services for the nine months ended September 30, 2000 were $816.5 million, as compared to $765.0 million for the same period last year, an increase of 7%. The increase in costs is primarily due to additional facility costs in certain countries. As a percentage of revenues, cost of services increased to 73.7%, for the third quarter of 2000 compared to 69.4% for the third quarter of 1999. For the first nine months of 2000, cost of services as a percentage of revenue remained essentially the same, 71.0%, as for the same period last year.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of costs incurred to gain new customers, introduce new products and services, provide ongoing customer service and continue the expansion of RSL-NET. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses. In the past, we have incurred significant start-up costs, particularly for hiring, training and retention of personnel, leasing of office space and advertising.

We have grown by establishing operations in countries that were in the process of being deregulated and that originate and terminate large volumes of international traffic or offer other strategic benefits. Many of our operations are in different stages of development. The early stages of development of a new operation have involved substantial start-up costs in advance of revenue. Upon the commencement of such operations, we generally have incurred additional fixed costs to facilitate growth. We expect that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, our consolidated results of operations will vary depending on the timing and speed of our expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of our more established local operators.

Selling, general and administrative expense for the three months ended September 30, 2000 increased by $41.7 million, or 37%, to $154.3 million from $112.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expense increased to $412.4 million, from $323.5 million for the nine months ended September 30, 1999, an increase of $88.9 million or 27%. Selling, general and administrative expense as a percentage of revenues increased to 40.3% in the third quarter of 2000 compared to 30.5%, in the third quarter 1999. Selling, general and administrative expense as a percentage of revenues increased to 35.9% for the first nine months of 2000 compared to 30.0%, for the first nine months of 1999. The percentage increase is primarily due to significant increases in costs at our subsidiaries in Australia and Canada, as well as at deltathree.com and telegate AG as they implement their aggressive expansion plans in new markets. The increase is also attributable to the impact of our recent acquisitions in Spain, the expense relating to a one-time corporate marketing campaign in the second and third quarters of 2000 as well as corporate severance charges pertaining to staff reductions and management changes and the expansion efforts of our Canadian operations.

Write-Down for Impairment of Assets

In July 2000, we announced our intention to sell or close our operations in Canada, Japan and Hong Kong. In connection with this decision, we recorded a non-cash asset write-down for the impairment of assets of $48.3 million during the second quarter. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to third parties. This write down impacts the results of the North American and Asia/Pacific/Other operating segments. These three operations had annual revenues of $52.3 million in 1999 and had revenues for the nine months ended September 30, 2000 of approximately $35.9 million, with substantially all of the revenue having been generated in Canada.

Non-cash Compensation Expense

Non-cash compensation expense relates to variable stock incentive awards that were previously granted to employees in various subsidiaries, primarily deltathree.com. Non-cash compensation expense for the third quarter and first nine months of 2000 was $2.2 million and $8.3 million, respectively, compared to $2.7 million and $5.6 million for the third quarter and nine months ended September 30,1999.

Special Charge

During the third quarter of 1999, we recorded a special charge of approximately $32.1 million, primarily for consolidating locations, streamlining operations, discontinuing certain prepaid calling card plans and exiting the telemarketing business. The special charge was comprised of approximately $13.1 million for terminating various operating leases, $12.4 million for the severance of telemarketing employees, as well as world-wide staff reductions of 115 employees, and $6.6 million for the write down of certain telemarketing and prepaid calling card assets of which $2.0 million was associated with the write-off of inventory. As of September 30, 2000 the reserve balance was $2.9 million primarily for severance payments to be paid out over the next several months in accordance with local legal requirements to former employees who have already been severed.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 16% to $53.5 million for the three months ended September 30, 2000 from $46.0 million for the three months ended September 30, 1999. Depreciation and amortization expense increased 23% to $154.7 million for the nine months ended September 30, 2000 from $126.1 million for the nine months ended September 30, 1999. This increase is primarily attributable to the increased amortization of goodwill and other intangibles recorded as a result of our acquisitions and higher depreciation due to increased capital expenditures.

Interest Income

Interest income decreased from $5.4 million for the three months ended September 30, 1999 to $2.3 million for the three months ended September 30, 2000. Interest income decreased from $16.5 million for the nine months ended September 30, 1999 to $11.2 million for the nine months ended September 30, 2000. This decline is primarily a result of a decline in the average outstanding balance of interest-bearing investments in 2000 compared to last year.

Interest Expense

Interest expense increased to $45.0 million for the three months ended September 30, 2000 from $35.5 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest expense increased to $123.8 million, from $95.8 million for the first nine months of 1999. The increase is primarily a result of the $175 million 9 7/8% Senior Notes issued in May 1999 and the $100 million and 100 million Euro-denominated 12 7/8% Senior Notes issued in February 2000, as well as increases in capital lease obligations and the impact of the amounts drawn under the Ronald S. Lauder facility.

Other Income (Expense) - Net

Other income (expense)- net for the three and nine months ended September 30, 2000 primarily reflects the accrual of regular quarterly distributions on our $115 million 7 1/2% Series A Convertible Preferred Shares which we issued on February 22, 2000.

Foreign Exchange

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business.

We recorded a foreign currency translation adjustment of $19.1 million as a component of equity as of September 30, 2000. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements.

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

We recorded a foreign exchange gain of $7.2 million for the three months ended September 30, 2000 compared to a foreign exchange loss of $3.5 million for the three month period ended September 30, 1999. For the nine months ended September 30, 2000 we recorded a foreign exchange gain of $15.9 million compared to a gain of $10.6 million for the nine month period ended September 30, 1999. The gains are primarily a result of the decline in the value of the deutsche mark against the U.S. dollar associated with our 1998 deutsche mark denominated Senior Discount Notes. Also contributing to the foreign exchange gain during 2000 is the gain in U.S. dollar terms associated with the decline in the value of the Euro associated with our Euro-denominated debt issued in February 2000.

Loss in Equity Interest of Unconsolidated Subsidiaries - Net

We recorded a loss in equity interest of unconsolidated subsidiaries - net of $3.5 million for the three months ended September 30, 2000 compared to a net loss of $1.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 we recorded a loss in equity interest of unconsolidated subsidiaries - net of $7.9 million, compared to a net loss of $1.6 million recorded for the nine months ended September 30, 1999. This increased loss reflects additional allocable loss in the investments of Maxitel Servicos e Gestao de Telecommunicacoes, S.A., a Portugese international telecommunications carrier, and the recording of losses associated with Banda Ancha, a consortium formed in April 2000 to develop an LMDS network in Spain.

Net Loss

The net loss increased to $146.7 million for the three months ended September 30, 2000, as compared to the net loss of $118.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the net loss increased to $391.4 million, as compared to the net loss of $248.7 million for the same period last year. The increase is due to the factors described above, and in the following discussion of segment results. In particular, results were negatively impacted by our decision to sell or close our operations in Canada, Hong Kong and Japan, which resulted in a non-cash charge of $48.3 million, discussed above. Net loss per share for the first nine months of 2000 was $6.89, compared to a net loss per share of $4.63 for the nine months ended September 30, 1999.

Segment Information

European Operations

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                      2000          1999          2000          1999
                                                      ----          ----          ----          ----
                                                                       (unaudited)
                                                            (in thousands, except percentages)
Revenue ........................................   $ 222,425     $ 186,957     $ 671,303     $ 517,371
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ...........     160,098       116,251       461,103       329,188
                                                   ---------     ---------     ---------     ---------

Gross margin ...................................      62,327        70,706       210,200       188,183
Selling, general and administrative expenses ...      85,721        62,998       230,352       172,413
Depreciation and amortization ..................      24,751        17,110        64,844        44,581
                                                   ---------     ---------     ---------     ---------

Loss from operations ...........................   $ (48,145)    $  (9,402)    $ (84,996)    $ (28,811)
                                                   =========     =========     =========     =========

Other Financial Data:
EBITDA (as defined) (1) ........................   $ (23,394)    $   7,708     $ (20,152)    $  15,770
Revenue as a percentage of consolidated revenue         58.1%         50.7%         58.4%         48.0%

Gross margin as a percentage of revenue ........        28.0%         37.8%         31.3%         36.4%
Selling, general and administrative expense as a
   percentage of revenue .......................        38.5%         33.7%         34.3%         33.3%

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

Revenue from our European operations increased by 19% to $222.4 million for the three months ended September 30, 2000 compared to $187.0 million for the same period in 1999. Revenue from our European operations increased by 30% to $671.3 million for the nine months ended September 30, 2000 compared to $517.4 million for the same period in 1999.

The increase in our European revenues was attributable to a substantial increase in the number of business, residential and wireless customers, partially offset by competitive pricing pressures. European revenues as a percentage of consolidated revenues increased from 50.7% in the third quarter of 1999 to 58.1%, in the third quarter of 2000. For the nine months ended September 30, 2000 European revenues represented 58.4% of consolidated revenue, as compared to 48.0% during the same period last year. This growth is consistent with our strategy of expansion in Europe as well as the decision made in September 1999 to discontinue certain prepaid calling card plans and exit the telemarketing business in the United States. Europe currently represents our largest market segment.

Cost of services increased 38% to $160.1 million in the third quarter of 2000 from $116.3 million in the third quarter of 1999. Cost of services increased 40% to $461.1 million in the first nine months of 2000 from $329.2 million in the comparable period of 1999. Costs of services as a percentage of revenues in the third quarter of 2000 was 72.0% compared to the 62.2 % recorded in the third quarter of 1999. The increase in the cost of services as a percentage of revenue is primarily attributable to competitive pricing pressures particularly in the United Kingdom and the absence of high margin revenues related to a contract which was terminated in October 1999.

Selling, general and administrative expense in the third quarter of 2000 increased 36% to $85.7 million from $63.0 million in the third quarter of 1999. For the first nine months, selling, general and administrative costs increased 34% to $230.4 million, from $172.4 million for the same period last year. Selling, general and administrative expenses as a percentage of revenue in the third quarter of 2000 was 38.5% and for the first nine months was 34.3%, as compared to 33.7% and 33.3% in the same periods last year. The increase in expenses during the quarter relate primarily to the expansion into new markets by telegate, our German directory services provider, as well as the impact of our recent acquisitions of Cetel and Alo in Spain and their aggressive customer growth strategy.

Depreciation and amortization in the third quarter of 2000 increased 45% to $24.8 million from $17.1 million recorded in the third quarter of 1999. Depreciation and amortization during the first nine months increased 45% to $64.8 million from the $44.6 million recorded during the first nine months of 1999. These increases were primarily attributable to the amortization of intangible assets, principally goodwill, recorded in connection with several acquisitions. Depreciation expense also increased as a result of the substantial capital investment made over the past year.

Net loss from European operations in the third quarter of 2000 increased to $48.1 million from $9.4 million recorded in the third quarter of 1999. Year to date net loss from European operations increased to $85.0 million, from $28.8 million for the same period last year. The decline reflects the substantially higher revenue which was more than offset by the competitive pricing pressures, the costs of expansion into new markets and the absence of the impact of the contract terminated in October 1999.

North American Operations

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     2000          1999           2000         1999
                                                     ----          ----           ----         ----
                                                                       (unaudited)
                                                            (in thousands, except percentages)
Revenue ........................................   $  98,551     $ 132,799     $ 300,822     $ 426,428
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ...........      81,085       105,033       242,214       343,223
                                                   ---------     ---------     ---------     ---------
Gross margin ...................................      17,466        27,766        58,608        83,205
Selling, general and administrative expenses ...      22,464        26,575        63,421        85,318
Non-cash compensation ..........................         686            --         2,059            --
Write-down for impairment of assets ............          --            --        37,382            --
Depreciation and amortization ..................      17,129        11,113        40,487        33,705
                                                   ---------     ---------     ---------     ---------

Loss from operations ...........................   $ (22,813)    $  (9,922)    $ (84,741)    $ (35,818)
                                                   =========     =========     =========     =========

Other Financial Data:
EBITDA (as defined) (1) ........................   $  (4,998)    $   1,191     $  (4,813)    $  (2,113)
Revenue as a percentage of consolidated revenue         25.7%         36.0%         26.2%         39.6%
Gross margin  as a percentage of revenue .......        17.7%         20.9%         19.5%         19.5%
Selling, general and administrative expense as a
   percentage of revenue .......................        22.8%         20.0%         21.1%         20.0%

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

In July 2000, we announced our intention to sell our Canadian operations. In connection with this decision, we recorded a non-cash asset write-down for the impairment of assets of $37.4 million to second quarter earnings. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to a third party. The Canadian operations had annual revenues of $48.5 million in 1999 and had revenues and operating losses for the nine months ended September 30, 2000 of $35.8 million and $9.1 million, respectively. For the three months ended September 30, 2000, the Canadian operations had revenues of $10.9 million and operating losses of $2.8 million. Canada's increasing EBITDA losses and operating losses primarily reflect its attempt earlier this year to expand into Canada's eastern markets.

Revenue from our North American operations decreased to $98.6 million for the three months ended September 30, 2000 compared to $132.8 million for the same period in 1999, a 25.8% decrease primarily as a result of our discontinuance of certain unprofitable prepaid calling card plans and telemarketing businesses beginning in September 1999. For the nine months ended September 30, 2000 North American revenues were $300.8 million, as compared to $426.4 million for the same period last year.

North American revenues as a percentage of consolidated revenues decreased from 36.0% in the third quarter of 1999 to 25.7% in the third quarter of 2000. On a year to date basis, North American revenues as a percentage of consolidated revenues decreased from 39.6% last year to 26.2% in 2000. This decline is primarily a result of our effort to reduce our dependence on certain prepaid and telemarketing businesses and low-margin wholesale markets, and the expansion of our presence in Europe.

Cost of services for our North American operations decreased 22.8% to $81.1 million in the third quarter of 2000 from $105.0 million in the third quarter of 1999. The decrease is primarily a result of lower revenues. Cost of services as a percentage of revenues in the third quarter of 2000 was 82.3%, compared with the 79.1% in the third quarter of 1999. This increase is primarily due to the expansion efforts in the eastern portion of Canada. Excluding the Canadian operation, cost of services as a percentage of revenue declined as a result of competitive pricing pressures. Year to date, cost of services as a percentage of revenues was 80.5%, comparable with the same period last year.

Selling, general and administrative expenses for our North American operations in the third quarter of 2000 decreased to $22.5 million from $26.6 million in the third quarter of 1999. On a year to date basis, selling, general and administrative expenses decreased to $63.4 million, from $85.3 million for the same period last year. Selling, general and administrative expenses as a percentage of revenues, increased to 22.8% in the third quarter of 2000 as compared to 20.0% recorded in the third quarter of 1999, due primarily to the expansion efforts of direct sales force personnel in the United States and the expansion of our Canadian operations. Year to date, selling, general and administrative expenses as a percent of revenues increased to 21.1% from 20.0% during the same period last year.

Depreciation and amortization for our North American operations in the third quarter and the first nine months of 2000 were $17.1 million and $40.5 million, respectively. For the same periods last year, depreciation and amortization were $11.1 million for the third quarter and $33.7 million for the first nine months. The increase is primarily due to additional capital investment made over the last year.

Loss from operations in North America increased from $9.9 million in the third quarter of 1999 to $22.8 million in the third quarter of 2000. For the first nine months of 2000, loss from operations in North America increased to $84.7 million, from $35.8 million last year. The increase is primarily due to the asset impairment charge pertaining to the disposition of our Canadian operations. Excluding the impairment charge, loss from operations for the first nine months of 2000 was $47.4 million, a 32.2% increase from the $35.8 million in the same period last year due to competitive pricing pressures and sales force expansion in the United States as well as the Eastern Canadian expansion efforts.

Asia/Pacific and Other Operations

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                       2000           1999          2000           1999
                                                       ----           ----          ----           ----
                                                                          (unaudited)
                                                              (in thousands, except percentages)
Revenue ........................................    $  56,301      $  47,727      $ 166,533      $ 130,658
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ...........       37,106         31,928        106,665         88,907
                                                    ---------      ---------      ---------      ---------
Gross margin ...................................       19,195         15,799         59,868         41,751
Selling, general and administrative expenses ...       22,049         18,310         65,051         48,878
Write-down for impairment of assets ............           --             --         10,885             --
Depreciation and amortization ..................        5,220          9,769         17,714         18,730
                                                    ---------      ---------      ---------      ---------
Loss from operations ...........................    $  (8,074)     $ (12,280)     $ (33,782)     $ (25,857)
                                                    =========      =========      =========      =========

Other Financial Data:
EBITDA (as defined) (1) ........................    $  (2,854)     $  (2,511)     $  (5,183)     $  (7,127)
Revenues as a percentage of consolidated revenue         14.7%          12.9%          14.5%          12.1%
Gross margin as a percentage of revenue ........         34.1%          33.1%          35.9%          32.0%
Selling, general and administrative expense as a
     percentage of revenue .....................         39.2%          38.4%          39.1%          37.4%

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

Asia/Pacific and other operations are comprised primarily of domestic and international long distance and wireless services operations in Australia. This segment also includes relatively small operations in Venezuela and Mexico, as well as the operations in Japan and Hong Kong which were shut down in the third quarter of 2000.

In July 2000, we announced our intention to sell or shut down our operations in Japan and Hong Kong. In connection with this decision, we recorded a non-cash asset write-down for the impairment of assets of $10.9 million to second quarter 2000 earnings. These assets are primarily property, plant and equipment and the amount of the impairment was based upon fair market value, as determined by current estimates of realizable value upon sale to third parties. Together, these operations had annual revenues of $3.8 million in 1999 and had revenues for the nine months ended September 30, 2000 of $0.1 million. There were no revenues recorded in the third quarter of 2000.

In May 2000, we announced the launch of an initial public offering of our Australian subsidiary, through which we intended to divest 100% of our interest in this operation as part of the IPO. However, due to weakness in the IPO market, we suspended this effort and we have engaged an investment bank to seek a private buyer for our Australian operations.

Revenues from our Asia/Pacific and Other operations increased 18.0% to $56.3 million for the three months ended September 30, 2000 compared to $47.7 million for the same period in 1999. Revenues for the nine months ended September 30, 2000 were $166.5 million, compared to $130.7 million for the same period in 1999, an increase of $35.9 million or 27.5%. The increase is primarily due to customer growth in Australia, partially offset by competitive pricing pressures.

Revenues from our Asia/Pacific and Other operations as a percentage of consolidated revenues increased to 14.7% in the third quarter of 2000 from 12.9% the third quarter of 1999. For the first nine months, revenues from Asia/Pacific and Other operations represented 14.5% of consolidated revenues compared to 12.1% during the same period last year. The increase is primarily as a result of the growth in customers in Australia over the past year.

Cost of services in the third quarter of 2000 increased to $37.1 million from $31.9 million recorded in the third quarter of 1999. For the nine months ended September 30, 2000 cost of services increased to $106.7 million from $88.9 million recorded in the same period last year. These higher costs are primarily a result of the higher revenues as well as additional costs resulting from network congestion difficulties encountered earlier in the year. Cost of services as a percentage of revenues in the third quarter decreased to 65.9% from 66.9% for the same period in 1999. On a year to date basis, cost of services as a percentage of revenues declined from 68.0% in 1999 to 64.1% this year.

Selling, general and administrative expense in the third quarter of 2000 increased to $22.0 million as compared to $18.3 million in the third quarter of 1999 due primarily to higher customer acquisition costs. For the nine month period ended September 30, 2000, selling, general and administrative expense increased to $65.1 million compared to $48.9 million for the same period last year. Selling, general and administrative expenses as a percent of revenues in the third quarter 2000 increased to 39.2% from 38.4% in the third quarter 1999. For the first nine months, selling, general and administrative expense as a percentage of revenue increased from 37.4% in 1999 to 39.1% in 2000 due to high customer acquisition costs in Australia.

Depreciation and amortization in the third quarter of 2000 decreased from $9.8 million in the third quarter last year, to $5.2 million this year. For the first nine months of 2000, depreciation and amortization decreased from $18.7 million in 1999 to $17.7 million in 2000 due to the absence of assets written off in connection with the shut down of Japan and Hong Kong, partially offset by capital expenditures in Australia.

The loss from the Asia/Pacific and Other operations for the third quarter of 2000 declined to $8.1 million from $12.3 million recorded in the third quarter of 1999. For the first nine months of 2000, operating loss from Asia/Pacific and Other operations increased to $33.8 million, compared to $25.9 million last year. The increased operating losses are primarily due to the start-up costs incurred in our Latin America operations and the asset impairment charge recorded for our Japan and Hong Kong operations, partially offset by improved results in Australia.

deltathree.com Operations (1)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                      2000          1999          2000          1999
                                                      ----          ----          ----          ----
                                                                        (unaudited)
                                                           (in thousands, except percentages)
Revenue ........................................    $  5,566      $  1,348      $ 10,615      $  2,355
Operating costs and expenses:
Cost of services (exclusive of depreciation and
amortization shown separately below) ...........       3,975           963         6,498         1,734
                                                    --------      --------      --------      --------
Gross margin ...................................       1,591           385         4,117           621
Selling, general and administrative expenses ...       9,016           468        25,624         5,596
Non-cash compensation ..........................       1,374         2,286         5,530         2,286
Depreciation and amortization ..................       2,150         1,271         5,407         2,642
                                                    --------      --------      --------      --------

Loss from operations ...........................    $(10,949)     $ (3,640)     $(32,444)     $ (9,903)
                                                    ========      ========      ========      ========

Other Financial Data:
EBITDA (as defined) (2) ........................    $ (7,425)     $    (83)     $(21,507)     $ (4,975)
Revenues as a percentage of consolidated revenue         1.5%          0.4%          0.9%          0.2%
Gross margin as a percentage of revenue ........        28.6%         28.6%         38.8%         26.4%
Selling, general and administrative expense as a
  percentage of revenue ........................       162.0%         34.7%        241.4%        237.6%

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

Revenues from deltathree.com operations increased from $1.3 million in the third quarter of 1999 to $5.6 million in the third quarter of 2000, and from $2.4 million for the first nine months of 1999 to $10.6 million for the same period this year. This increase is primarily as a result of integration service fees received from deltathree.com's online partners as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

Cost of services for deltathree.com increased from $1.0 million in the third quarter and $1.7 million for the first nine months of 1999 to $4.0 million for the third quarter and $6.5 million for the first nine months of 2000 primarily as a result of higher revenues and the increased cost of terminating traffic.

Selling, general and administrative expenses increased from $0.5 million in the third quarter of 1999 to $9.0 million in the third quarter of 2000 and from $5.6 million for the first nine months of 1999 to $25.6 million for the first nine months of 2000, primarily due to the expansion of marketing, advertising and promotional activities, and additional personnel and occupancy costs as deltathree.com executes its aggressive growth strategy.

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

Cash used in operating activities for the nine months ended September 30, 2000 totaled $257.3 million compared with $123.8 million for the same period in 1999 reflecting the use of cash to fund operating losses, working capital requirements, and higher quarterly cash interest payments. Capital expenditures, which include assets acquired under capital lease obligations, for the nine months ended September 30, 2000 were $202.0 million compared with $172.1 million for the comparable period in 1999. Cash used for the purchase of property and equipment for the first nine months of 2000 was $141.5 million, compared to $159.7 million for the same period last year. The decline is attributable to the implementation of certain cash conservation measures in the third quarter of 2000. These capital expenditures are principally for switches, fiber, and related telecommunications equipment as well as the build-out of our Pan-European network. We also began the build-out of the wireless local loop network in our Spanish operations. Cash expended for acquisitions were approximately $81.8 million during the nine months ended September 30, 2000 compared with $38.2 million for the first nine months of 1999. At September 30, 2000, we had $51.2 million of working capital as compared to $163.7 million of working capital at December 31, 1999. We are continuing to stringently review and control our ongoing cash expenditures including for acquisitions and capital expenditures and expect to continue to reduce our expenditures through the end of 2000 from historical levels.

Our indebtedness was approximately $1.5 billion at September 30, 2000, substantially all of which represented long-term debt. Nearly all of our indebtedness is attributable to the debt securities issued by RSL PLC and guaranteed by us and RSL COM U.S.A. These debt securities include various Senior Notes and Senior Discount Notes which are due from 2006 through 2010 (the "Notes"). The Notes were issued under indentures containing certain restrictive covenants which impose limitations on our ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) issue capital stock of certain subsidiaries, (iv) guarantee debt, (v) enter into transactions with shareholders and affiliates, (vi) create liens, (vii) enter into sale-leaseback transactions, and (viii) sell assets.

In February 2000, we issued 2.3 million Series A Cumulative Convertible Preferred Shares ("Preferred Shares") at a price of $50 per share, and received net proceeds of approximately $111 million. The Preferred Shares are convertible at any time by the holders into our Class A common shares at a conversion rate of 2.2584 shares for each Preferred Share subject to adjustments under certain circumstances. Dividends accrue at the rate of 7 1/2% per year and are payable quarterly in either cash or Class A common shares. We have made the first two distributions in Class A common shares in August and November 2000. Beginning in February 2005, we will have the right to redeem some or all of the Preferred Shares at a predetermined redemption price plus accrued dividends, if any. We will be required to redeem any Preferred Shares still outstanding on February 1, 2012 at a redemption price of $50 per share plus accrued dividends. Holders of the Preferred Shares are generally not entitled to any voting rights. The Preferred Shares, which have a liquidation value of $50 per share, rank junior to all of our existing and future debts and obligations.

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

In May 2000, RSL COM Deutschland GmbH ("RSL Germany"), our German subsidiary, entered into a joint venture agreement and an option agreement with Seat Pagine Gialle Spa. ("SEAT"), a leading publisher of telephony directories in Italy. Under the agreements, RSL Germany sold a portion of its equity interest in Telegate Holding, the holding company for our shares owned in Telegate AG ("Telegate"), representing 101,813 shares of Telegate, for 150 Euros per share, and received gross proceeds of approximately 15.3 million Euros in October 2000. In addition, under the option agreement, RSL Germany has the right, beginning in January 2001, to sell to SEAT all of its remaining equity interest in Telegate Holding. The amount of consideration RSL Germany will receive following exercise of the put option, will be determined based on the average value of a share of Telegate, as reported on the Frankfurt Neuer Market, during the month of January 2001; provided, however, that SEAT will be required to pay a minimum of approximately 400 million Euros and a maximum of approximately 510 million Euros for our remaining ownership interest in Telegate Holding. Under the option agreement, SEAT has the option to pay for our remaining Telegate Holding interest in either cash or shares of SEAT; provided, however, that if in shares, SEAT will have no more than 105 days following the exercise of the put option to issue the shares, and RSL Germany has arranged with SEAT a method of monetization of such shares so that RSL Germany will ultimately receive cash proceeds. We are discussing with financial institutions methods of accelerating the monetization of the option agreement so that RSL Germany may receive a substantial portion of the gross cash proceeds of the transaction in January 2001.

In July 2000, we signed an agreement with our Chairman and principal shareholder, Ronald S. Lauder, for an unsecured loan facility totaling $100 million, available until June 30, 2001. All loans under the facility are due and payable on or before June 30, 2001 or earlier upon the monetization of telegate AG or other asset sales. We will pay LIBOR plus 4.5% on any amounts drawn under the facility and will issue to Mr. Lauder warrants to purchase 75,000 Class A common shares at $11.50 per share for each $5 million drawn under the facility. As of September 30, 2000, we have drawn $25 million under this facility and have issued 375,000 warrants to Mr. Lauder. The value assigned to the warrants was estimated at approximately $1 million and was recorded as additional paid in capital. As of November 13, 2000 we have drawn $55 million under our facility with Ronald S. Lauder and have issued 825,000 warrants to him.

Cash and cash equivalents on hand as of September 30, 2000 was $98.6 million. Excluding amounts recorded by deltathree.com and Telegate, which are not generally available for funding our core operations, our net cash balance was $50.1 million.

The limitation under our most restrictive covenants will likely prohibit us from incurring any significant amount of additional indebtedness to fund net losses unless we complete an equity offering or generate significant positive cash flow from operations. Given the current market environment, we believe that we will be unable to complete any public equity financing in the short term. We believe that our remaining net cash balance, together with availability under our short-term line of credit, overdraft facilities from local banks, and other cash resources, will be sufficient to fund our operations into early 2001.

If additional funds are not immediately available to us in 2001, RSL Germany expects to exercise the put option under the agreement between RSL Germany and SEAT, and sell its remaining interest in Telegate Holding. However, even upon exercise of the put option, it may take several months for RSL Germany to receive cash proceeds from the transaction. We are discussing with financial institutions methods of accelerating the monetization of the option agreement so that RSL Germany may receive a substantial portion of the gross cash proceeds of the transaction in January 2001. We are also attempting to sell certain of our non-core assets, including our operations in Canada, Japan and Australia.

We believe that any proceeds received from these potential sales, in addition to proceeds received from the potential early monetization of Telegate Holding will be sufficient to fund our capital expenditures, operations and other obligations through mid-2001. However, there can be no assurance that any of these potential sales or the early monetization will occur. We may be required to raise additional capital regardless of market conditions, if our plans or assumptions change or prove to be inaccurate, we identify additional required or desirable infrastructure investments or acquisitions, if we experience unanticipated costs or competitive pressures or if the net proceeds from the issuance of our debt and equity securities, together with other sources of liquidity otherwise prove to be insufficient. There can be no assurance that we will be able to raise any such additional capital when needed.

In order to reduce interest costs and improve our financial condition, we may also refinance or retire long-term debt on an opportunistic basis, including through open market repurchases. Any repurchase will depend on market conditions and other considerations, such as our cash availability, cash requirements and the availability of replacement debt or equity financing on acceptable terms.

Effects of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specially designed as a hedge. SFAS No.133 is effective for fiscal years beginning after June 15, 2000. We have not participated in any hedging activities in connection with foreign currency exposure. We will adopt SFAS No. 133 in the first quarter of 2001. We do not expect this to have a material effect on our results of operations or financial position.

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

We are exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. We recorded a foreign currency translation adjustment of $19.1 million as a component of equity as of September 30, 2000. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. For the three month period ended September 30, 2000, we had recorded a foreign currency gain of approximately $7.2 million, primarily as a result of the decrease in the Deutsche mark against the U.S. dollar in connection with the DM296 million 10% Senior Discount Notes issued during 1998 and the decrease in the Euro against the U.S. dollar in connection with the 100 million Euro 12 7/8% Senior Notes issued in February 2000.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, marketable securities - available for sale, accrued expenses and notes payable is a reasonable approximation of their fair value. On September 30, 2000, the fair value of our long-term debt (excluding capital lease obligations) which had a net book value of $1.4 billion was estimated to be $234 million. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 107 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $ 27.4 million decrease in fair value of our long-term debt.

                                     PART II
                                OTHER INFORMATION

Item 1. Change in Securities and Use of Proceeds

In August 2000, we issued to Reed Smith Shaw & McClay LLP 150,000 Class A common shares as payment for professional services rendered to us. The issuance of such Class A common shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

In August 2000, we issued to Ronald S. Lauder warrants to purchase 375,000 Class A common shares at an exercise price of $11.50 per share. The warrants were issued under the terms of the $100 million loan facility provided by Mr. Lauder to us in connection with our initial drawdown of $25 million. The warrants are exercisable until the seventh anniversary of the date of issuance. The issuance of such warrants was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 2. Other Information

Nasdaq

We have been notified by the Nasdaq Stock Market that, based on the current trading price of our Class A common shares, we do not meet the standards for continued listing on the Nasdaq National Market. We have a period of time during which we must either regain compliance or file an appeal with the Nasdaq. We intend to monitor our compliance with the Nasdaq listing requirements as we approach the December 27, 2000 deadline set by the Nasdaq and will evaluate all of our options as this date draws closer.

Forward-Looking Statements

Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond our control, including, but not limited to changing market conditions, competitive and regulatory matters (such as timing and extent of deregulation of telecommunications market, the size and financial resources of competitors, etc.), the integration of acquisitions and new operations, substantial capital requirements, pricing pressures, the availability of transmission facilities, reliance on sophisticated information systems, devaluation and currency risks, general economic conditions in the markets in which we operate, as well as other risks referenced from time to time in our filings with the Securities and Exchange Commission and, accordingly, there can be no assurance with regard to such statements.

Item 3. Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.4 Certificate of Designation relating to 7 1/2% Series A Convertible Preferred Shares (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).
4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).
10.1 Employment Agreement, dated as of August 1, 2000, by and between Paul B. Domorski and RSL Communications, Ltd. (filed herewith).
10.2 Senior Standby Loan and Warrant Agreement by and among RSL Communications PLC, RSL Communications, Ltd., RSL COM U.S.A., Inc. and Ronald S. Lauder (filed herewith)
10.3 Form of Warrant under the Senior Standby Loan and Warrant Agreement (filed herewith)
10.4 Joint Venture Agreement dated May 6, 2000, by and between Seat Pagine Gialle SpA and RSL COM Deutschland GmbH (filed herewith)
10.5 Amendment Agreement to the Joint Venture Agreement, dated May 10, 2000 by and among Seat Pagine Gialle SpA, RSL COM Deutschland GmbH and J.P. Morgan Securities Ltd. (filed herewith)
10.6 Option Agreement dated May 6, 2000, by and between Seat Pagine Gialle SpA and RSL COM Deutschland GmbH (filed herewith)
10.7 Agreement regarding certain clarifications dated May 10, 2000 by and among Seat Pagine Gialle SpA, RSL COM Deutschland GmbH, Ligapart AG, Morgan Stanley Bank AG and J.P. Morgan Securities Ltd. (filed herewith)
27.1  Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K.

We filed a Form 8-K with the SEC dated July 17, 2000, reporting that we had issued a press release regarding our plans to dispose of our operations in Hong Kong, Japan and Canada. The press release was filed as an exhibit to the Form 8-K.

We filed a Form 8-K with the SEC dated July 20, 2000, reporting that we had issued a press release regarding a $100 million line of credit we had obtained from Ronald S. Lauder, our Chairman and principal shareholder. The press release was filed as an exhibit to the Form 8-K.

We filed a Form 8-K with the SEC dated August 3, 2000, reporting that we had issued press releases regarding (i) our second quarter financial results and
(ii) changes in senior management. The press releases were filed as exhibits to the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RSL COMMUNICATIONS, LTD.


Date: November 14, 2000                 By /S/ Joel S. Beckoff
                                          --------------------------------------
                                          Name:  Joel S. Beckoff
                                          Title: Vice President - Controller
                                                 and Chief Accounting Officer

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation of RSL Communications, Ltd., issued by the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.2 Memorandum of Association of RSL Communications, Ltd., filed with the Bermuda Registrar of Companies on March 14, 1996 (incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration No.333-25749)).
3.3 Bye-Laws of RSL Communications, Ltd., as amended to date (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.4 Certificate of Designation relating to 7 1/2% Series A Convertible Preferred Shares (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-35864)).
4.1 Form of Class A Common Share (incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-34281)).
10.1 Employment Agreement, dated as of August 1, 2000, by and between Paul B. Domorski and RSL Communications, Ltd. (filed herewith).
10.2 Senior Standby Loan and Warrant Agreement by and among RSL Communications PLC, RSL Communications, Ltd., RSL COM U.S.A., Inc. and Ronald S. Lauder (filed herewith)
10.3 Form of Warrant under the Senior Standby Loan and Warrant Agreement (filed herewith)
10.4 Joint Venture Agreement dated May 6, 2000, by and between Seat Pagine Gialle SpA and RSL COM Deutschland GmbH (filed herewith)
10.5 Amendment Agreement to the Joint Venture Agreement, dated May 10, 2000 by and among Seat Pagine Gialle SpA, RSL COM Deutschland GmbH and J.P. Morgan Securities Ltd. (filed herewith)
10.6 Option Agreement dated May 6, 2000, by and between Seat Pagine Gialle SpA and RSL COM Deutschland GmbH (filed herewith)
10.7 Agreement regarding certain clarifications dated May 10, 2000 by and among Seat Pagine Gialle SpA, RSL COM Deutschland GmbH, Ligapart AG, Morgan Stanley Bank AG and J.P. Morgan Securities Ltd. (filed herewith)
27.1  Financial Data Schedule (filed herewith).